Form 10-K405
period 1998-12-31
EBS PENSION LLC
filed 1999-04-01
CIK 1065923

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES ACT OF 1934

                       Commission file number: 000-24713

                               ----------------

                              EBS Pension, L.L.C.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       42-1466520
        (State or other jurisdiction                          (I.R.S. Employer
              of incorporation)                            Identification Number)

                         Norwest Bank Minnesota, N.A.
                        Sixth and Marquette: M.S. 0069
                       Minneapolis, Minnesota 55479-0069
                   (Address of principal executive offices)

                                (612) 667-4803
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                           Class A Membership Units
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  There is no aggregate market value of the registrant's Class A Membership Units held by nonaffiliates of the registrant as of December 31, 1998. Book value of the registrant's Class A Membership Units as of December 31, 1998 was approximately $1.68 million.

  There were 10,000,000 Class A Membership Units outstanding as of February 28, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1--BUSINESS

  Unless otherwise noted, references to the "Company" shall mean EBS Pension, L.L.C., a Delaware limited liability company.

Background

  On September 9, 1997, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order in accordance with section 1129 of the Bankruptcy Code, 11 U.S.C. (S)(S) 101-1330, et seq., (the "Bankruptcy Code") confirming the Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the "Plan") filed by Edison Brothers Stores, Inc. ("Edison") and its affiliated debtors in possession (collectively with Edison, the "Debtors"). The Plan became effective on September 26, 1997 (the "Effective Date").

  The Company was established pursuant to the Plan and the EBS Pension, L.L.C. Members Agreement (the "Members Agreement"). Under the Plan, each holder of an Allowed General Unsecured Claim (as defined in the Plan) against Edison was entitled to receive a distribution on account of such claims, which distribution included, among other things, the holder's pro rata share of Class A Membership Units in the Company. The initial distribution date under the Plan occurred on or about December 12, 1997. Accordingly, in late December of 1997, holders of Allowed General Unsecured Claims began receiving membership certificates evidencing their ownership of Class A Membership Units in the Company. As of December 31, 1998, there were 10,000,000 Class A Membership Units and 0 Class B Membership Units of the Company issued and outstanding.

  The Plan further provided for the Debtors' transfer to the Company of their right to receive the Pension Plan Proceeds, which the Plan defines as the cash proceeds (the "Pension Plan Proceeds") to be received by the Debtors as a result of the termination of the Edison Brothers Stores, Inc. Pension Plan, (the "Pension Plan"), net of (a) the Pension Plan assets transferred to a qualified replacement pension plan; (b) all costs, fees and expenses (collectively, the "Pension Plan Termination Costs") relating to termination of the Pension Plan and establishment of the replacement plan; and (c) all applicable taxes incurred, or for which a reserve (the "Pension Plan Tax Reserve") is established by Edison, in connection with termination of the Pension Plan. The Pension Plan assets are the residual assets from the Pension Plan. The Pension Plan was created for the purpose of providing pension benefits to the employees of Edison. The Pension Plan was terminated by Edison pursuant to an order of the Bankruptcy Court. Pursuant to the Plan, upon termination of the Pension Plan, after (1) the liabilities of the Plan were paid, (2) the required excise taxes were paid and the Pension Plan Tax Reserve was established, (3) a replacement pension plan for the employees of Edison was funded, and (4) the Pension Plan Termination Costs were paid, the residual assets, i.e., the Pension Plan Proceeds, were distributed to the Company.

Company Formation and Summary of Certain Provisions of the Members Agreement

 Formation

  In accordance with the Plan, the Certificate of Formation of the Company was filed on September 24, 1997 with the office of the Delaware Secretary of State, for the purpose of forming the Company as a limited liability company under the provisions and subject to the requirements of the State of Delaware, in particular the Delaware Limited Liability Company Act, Del. Code Ann. tit.6, ch. 18 (the "Delaware Act"). The Certificate of Formation became effective, thereby providing for the formation of the Company, on September 25, 1997 (the "Inception Date").

 Purposes

  The Company is organized solely for the purposes of (a) receiving and administering the "Company Assets," which the Members Agreement defines as all Pension Plan Proceeds as well as any other property or proceeds acquired by the Company and; (b) distributing the Company Assets to holders of Membership Units pursuant to the terms of the Members Agreement. The Company has no objective to engage in the conduct of any other trade or business. In essence, then, the Company constitutes a vehicle for receiving the Pension Plan Proceeds and then allocating and distributing all net funds to holders of Membership Units in the Company.

 Administration and the Manager

  The Company has no employees. The affairs of the Company are managed by the Manager. The Manager of the Company, as duly designated by the Official Committee of Unsecured Creditors appointed in the Debtors' Chapter 11 Case (the "Creditors' Committee"), is Norwest Bank Minnesota, N.A. (in such capacity, the "Manager"). As contemplated by the Members Agreement, the principal office of the Company is maintained at the principal office of the Manager, which is located at Sixth and Marquette Streets, Minneapolis, Minnesota 55479-0069, Attn: Lon P. LeClair. The telephone number is (612) 667-4803.

  In furtherance of the Company's purposes and subject to the retained jurisdiction of the Bankruptcy Court as provided for in the Plan, the Manager is to make continuing efforts to (1) receive the Pension Plan Proceeds, and
(2) make distributions of any Pension Plan Proceeds to the Members, in each case in an expeditious but orderly manner intended reasonably to maximize the value of such distributions to the Members, but subject to the judgment and discretion of the Manager and the provisions of the Members Agreement. The Manager is not liable to the Company or to any Member for any action or inaction, except in the case of its willful breach of a material provision of the Members Agreement or gross negligence in connection with the performance of its duties under the Members Agreement.

  The Manager is empowered to retain such independent experts and advisors (including, but not limited to, law firms, tax advisors, consultants, or other professionals) as the Manager may select to aid in the performance of its duties and responsibilities and to perform such other functions as may be appropriate in furtherance of the intent and purposes of the Members Agreement. The Manager has selected the law firm of Jones, Day, Reavis & Pogue ("Jones Day") to serve as counsel to the Company. Prior to the Effective Date, Jones Day served as counsel to the Creditors' Committee. The Manager has selected PricewaterhouseCoopers LLP to provide the Company with financial reporting and consulting services as well as tax-related services. Norwest Bank Minnesota, N.A., which also serves as the Disbursing Agent under the Plan and the Transfer Agent under the Members Agreement, maintains the ownership registers of the Company, coordinates distributions to Members of the Company and performs related administrative duties. Rubin, Brown, Gornstein & Co., LLP serves as the Company's independent auditors.

  The Members Agreement also requires the Manager to designate one of the Members as the "Tax Matters Partner" (as defined in the Section 6231 of the Internal Revenue Code). The Tax Matters Partner is required to represent the Company (at the Company's expense) in connection with all examinations of the Company's affairs by tax authorities and to expend Company funds for professional services associated therewith. The Tax Matters Partner also arranges for the preparation and timely filing of all returns required to be filed by the Company and the distribution of Form K-1 or other similar forms to all Members. In accordance with the Members Agreement, the Manager has designated Citibank, N.A., through its authorized representative Randolph I. Thornton, Jr., to serve as the Tax Matters Partner of the Company.

  Subject to the retained jurisdiction of the Bankruptcy Court as provided for in the Plan, but without prior or further authorization, the Manager may control and exercise authority over the Company Assets, over the acquisition, management and disposition thereof and over the management and conduct of the Company to the extent necessary to enable the Manager to fulfill the intent and purposes of the Members Agreement. No person dealing with the Company is obligated to inquire into the authority of the Manager in connection with the acquisition, management or disposition of the Company Assets. In connection with the administration of the Company Assets and the management of the Company's affairs, the Manager has the power to take any and all actions as, in the Manager's sole discretion, are necessary or advisable to effectuate the purposes of the Company. The Manager may not at any time, on behalf of the Company or the Members, enter into or engage in any trade or business, and no part of the Company Assets will be used or disposed of by the Manager in furtherance of any such trade or business. All decisions and actions taken by the Manager under the authority of the Members Agreement will be binding upon all of the Members and the Company. Without the consent of all of the Members, the Manager may not (1) take any action in contravention of the Members Agreement; (2) take any action which would make it impossible to carry on the activities of the Company; or (3) possess property of the Company or assign the Company's rights in specific property for other than Company purposes.

 Term of the Company; Dissolution

  Unless dissolved earlier because an adjudication of bankruptcy or because of the unanimous written consent of all Members, the Company's existence will terminate on September 26, 2000 (the third anniversary of the Effective Date), unless extended by the Manager (with the approval of the Bankruptcy Court) for one or more successive periods of two years each if the Company Assets have not been fully liquidated and distributed or all Disputed General Unsecured Claims (as defined in the Plan) have not been resolved. In the event of the Company's dissolution, following the payment of, or provision for, all debts and liabilities of the Company and all expenses of liquidation, and subject to the right of the Liquidating Agent (as defined in the Members Agreement) to set up reasonable cash reserves for any contingent or unforeseen liabilities or obligations of the Company, all assets of the Company (or the proceeds thereof) will be distributed to the Members in accordance with their respective Capital Account balances. No Member will have any recourse against Edison or any other Member for any distributions with respect to such Member's Capital Account balances.

OPERATIONS OF THE COMPANY SINCE ITS FORMATION

 The Pension Plan Refund

  The Pension Plan was terminated as of May 31, 1997. Data provided to the Company by Edison indicates that Edison received a cash refund of $51.41 million on account of the Pension Plan termination. After deducting Pension Plan Termination Costs of $1.68 million and establishing a Pension Plan Tax Reserve of $5.7 million, on January 23, 1998, Edison remitted Pension Plan Proceeds totaling $43,985,315.40 to the Company.

 Initial Distribution to Members

  The Members Agreement obligates the Manager to facilitate the prompt distribution of Pension Plan Proceeds to holders of Class A Membership Units in the Company. Accordingly, on February 13, 1998, the Manager, after establishing the reserves and making the calculations discussed below, distributed the aggregate sum of $39,427,156 to 1,337 certificated holders of record of Class A Membership Units as of February 11, 1998. This aggregate distribution was calculated as follows:

   Total Pension Plan Proceeds Received...........................  $43,985,315
   January Interest Earned........................................  $    35,197
                                                                    -----------
   Total Funds On Deposit (2/11/98)...............................  $44,020,512
                                                                    ===========
   Less:
     Reserve for Litigation Indemnification.......................  $ 1,500,000
     Reserve for Administrative Expenses..........................  $   300,000
     Tax Distribution to Edison...................................  $       959
                                                                    -----------
       Total Amount Available For First Distribution To Members...  $42,219,553
                                                                    ===========
   Less:
     Reserve for Disputed Claims and Claims Not Yet Eligible for
     Distribution.................................................  $ 2,792,397
                                                                    -----------
       Total Distributed To Holders Of Class A Membership Units On
       February 13, 1998..........................................  $39,427,156
                                                                    ===========

  The reserve for litigation indemnification (the "Indemnification Reserve") was established in accordance with the Plan and the Members Agreement. See "Item 2. Financial Information--Management's Discussion and Analysis of Financial Condition and Results of Operations".

STATUS AS OF DECEMBER 31, 1998

  As of December 31, 1998, the balance in the Company's operating account was $286,927. Following satisfaction of administrative expenses, any funds remaining on deposit would be available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve ultimately would be available for such distribution.

  An additional potential component of a future distribution is the Pension Plan Tax Reserve currently being held by Edison. In connection with the termination of the Pension Plan, Edison sought a private letter ruling (the "Tax Ruling") from the Internal Revenue Service ("IRS") to the effect that any income realized by Edison as a result of the Pension Plan termination will be available to offset certain deductions realized by the Debtors in the same taxable year. On September 28, 1998, the IRS issued the Tax Ruling. The Company was advised that as a result of the Tax Ruling, there are no additional taxes to be paid by Edison in connection with termination of the Pension Plan.

  On March 9, 1999, Edison filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In its petition, Edison listed the Company among its largest unsecured creditors with a claim totaling approximately $5.7 million. The claim stems from Edison's retention of the Pension Plan Tax Reserve.

  As of the date hereof, Edison has declined to release the Pension Plan Tax Reserve to the Company, in light of an ongoing audit by the Pension Benefit Guaranty Corporation ("PBGC") of Edison's pension plan termination. Edison has advised the Company that if the PBGC determines that Edison is obligated to make an additional contribution to the qualified replacement plan established by Edison upon termination of the Pension Plan, Edison may seek to make such contribution from the funds in the Pension Plan Tax Reserve. The Company disputes that Edison is entitled to utilize the Pension Plan Tax Reserve for such a purpose. There can be no assurance, however, that the Company will prevail if the pending dispute is adjudicated by the Bankruptcy Court or otherwise, and the Company has not recorded any receivable due from Edison on its financial statements in connection with the Pension Plan Tax Reserve. There can be no assurance that any portion of the Tax Reserve Funds will ever be collected by the Company.

  A meeting of Edison's largest creditors convened on Friday, March 19, 1999 at the office of the United States Trustee for the District of Delaware (the "United States Trustee"). At this meeting, the United States Trustee appointed representatives of the creditors to the Official Creditors' Committee (the "1999 Committee"). Although the Company was not appointed to the Committee, as one of Edison's largest creditors, the Company will continue to actively monitor the progress of Edison's bankruptcy case.

ITEM 2--PROPERTIES

  The Company does not own or lease any property.

ITEM 3--LEGAL PROCEEDINGS

  Other than the Tax Ruling described in Item 1 of this Annual Report on Form 10-K, the Company is not involved in any legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  No matters were submitted to holders of Membership Units for vote during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no established public trading market for the Company's Class A Membership Units. As of December 31, 1998, there were 2,085 holders of record of the Class A Membership Units. See Item 12-- "Security Ownership of Certain Beneficial Owners and Management" for more information.

ITEM 6--SELECTED FINANCIAL DATA

  The following table sets forth selected financial information of the Company as of and for the period ended December 31, 1997 since the Inception Date and as of and for the year ended December 31, 1998. The selected financial data as of and for the period ended December 31, 1997 and as of and for the year ended December 31, 1998 has been derived from the Company's financial statements, which were audited by Rubin, Brown, Gornstein & Co., LLP. The following information should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations," presented below.

                                                       Period
                                                        Ended      Year ended
                                                      December    December 31,
                                                     31, 1997(1)      1998
                                                     -----------  ------------
   Operating Statement Data:
   Interest income.................................. $         0     321,488
   General and administrative expenses..............      51,910     256,064
   Net (loss) income................................     (51,910)     65,424
   Distribution per Class A Membership Unit.........           0        4.23(2)
   Balance Sheet Data (at period end):
   Cash.............................................           0   1,786,927
   Interest and distribution receivable.............           0      14,313
   Due from Edison.................................. $43,985,315           0
   Total assets.....................................  43,985,315   1,801,240
   Accrued expenses.................................      51,910     120,234
   Members' equity..................................  43,933,405   1,681,006

--------
(1) The Company's inception date was September 25, 1997.

(2) This represents an average distribution made per Class A Membership Unit during the year. Actual distributions to Class A Membership Unit holders may differ. The following includes a detailed discussion of the distributions made during the year. During February 1998, the Company distributed $39.4 million of the initial proceeds received from Edison to the holders of the 9,338,601 Class A Membership Units that were outstanding at the date of distribution. During June 1998, the Company distributed $0.6 million of reserved amounts to the holders of the 128,337 Class A Membership Units that were distributed in June 1998. During November and December 1998, Edison exchanged a total of 533,062 Class B Membership Units for 533,062 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims that had not previously received Class A Membership Units. On December 31, 1998, the Company distributed $2.3 million of reserved amounts to holders of the Class A Membership Units of record that were distributed in exchange for Class B Membership Units in November and December 1998.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the period ended December 31, 1997, and as of and for the year ended December 31, 1998, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

Results of Operations

  The Company, which was formed pursuant to the Plan and the Members Agreement, is a limited purpose entity which may not engage in any business. The Company was organized for the exclusive purposes of (a) receiving and administering the Company Assets, and (b) distributing the Company Assets to holders of the Company's Class A Membership Units pursuant to the terms of the Members Agreement.

  On January 23, 1998, the Company received from Edison the Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the year ended December 31, 1998, the Company recognized $321,488 of interest income. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve (described below), (3) the amounts and timing of any distributions to holders of Class A Membership Units, and
(4) the amount and timing of the Company's expenses. The Company may in the future receive funds currently held in the Pension Plan Tax Reserve, aggregating approximately $5.7 million. At present, the Company has requested, but not received, the funds currently on deposit as the Pension Plan Tax Reserve. The Company believes that all Plan conditions precedent to the Company's receipt of the Pension Plan Tax Reserve have been satisfied. There can be no assurance, however, that any funds will be distributed to the Company from the Pension Plan Tax Reserve.

  The Company's general and administrative expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company's lawyers and accountants. The Company had expenses of $51,910 and $256,064 for the period ended December 31, 1997 and the year ended December 31, 1998, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to collect the Pension Plan Tax Reserve from Edison.

  The Company and EBS Litigation, L.L.C. (another limited liability company formed pursuant to the Plan) have agreed to indemnify the Debtors and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by EBS Litigation, L.L.C. (other than with respect to any Unresolved Avoidance Claims (as defined in the Plan) that EBS Litigation, L.L.C. may have against such persons other than in their capacities as officers, directors or employees of the Debtors. Pursuant to the Plan, the Company established the Litigation Reserve ($1.5 million) from the Pension Plan Proceeds for the benefit of these indemnified persons, to pay their costs and expenses incurred in defending the LLC Related Claims (as defined in the Plan). Payment of such cost and expenses must first be sought from any applicable officers' and directors' insurance policy and then from the Indemnification Reserve. The Company's indemnification liability is limited to the amount of the Litigation Reserve, i.e. an aggregate of $1.5 million. Although to date there has not been any indemnification claim, there can be no assurance such a claim will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Company Assets.

  At December 31, 1997, the Company had no cash or cash equivalents. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

  The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.

Year 2000 Issues

  In the light of the limited nature of the Company's activities, it does not believe its operations or financial condition are affected by Year 2000 issues, except insofar as it would be affected by a general interruption of telephone and utility services or if its Transfer Agent were unable to process distributions or transfers of Membership Units. The Company will seek written assurances from its Transfer Agent as to Year 2000 compliance. If the Company does not receive adequate assurances or if, notwithstanding those assurances, the Transfer Agent were noncompliant, it would replace the Transfer Agent with one that has systems that are Year 2000 compliant.

ITEM 8--FINANCIAL STATEMENTS

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         Independent Auditors' Report

                      Rubin, Brown, Gornstein & Co., LLP
                           230 South Bemiston Avenue
                              St. Louis, MO 63105

Members
EBS Pension, L.L.C.

  We have audited the accompanying balance sheet of EBS Pension, L.L.C., a Delaware limited liability company, as of December 31, 1997 and December 31, 1998 and the related statements of operations, changes in members' equity and cash flows for the period beginning September 25, 1997 and ended December 31, 1997 and for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EBS Pension, L.L.C. as of December 31, 1997 and December 31, 1998, and the results of its operations and its cash flows for the period beginning September 25, 1997 and ended December 31, 1997 and for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ RUBIN, BROWN, GORNSTEIN & CO.,
                                           LLP
                                          -------------------------------------
                                          Rubin, Brown, Gornstein & Co., LLP

March 2, 1999

                              EBS PENSION, L.L.C.

                                 Balance Sheet
                           December 31, 1998 and 1997

                                                            December 31,
                                                       ----------------------
                                                          1998       1997
                                                       ---------- -----------

ASSETS

Cash and cash equivalents
  Available for general operations.................... $  286,927 $       --
  Available for anticipated cost of legal
   indemnification of officers........................  1,500,000         --
Interest and distribution receivable..................     14,313         --
Due from Edison Brothers Stores, Inc. ................        --   43,985,315
                                                       ---------- -----------
    Total assets...................................... $1,801,240 $43,985,315
                                                       ========== ===========

LIABILITIES

Accrued expenses...................................... $  112,531 $    51,910
Overdrawn cash balance................................      7,703         --
                                                       ---------- -----------
    Total liabilities.................................    120,234      51,910
                                                       ---------- -----------

Members' equity:
Membership Units (Class A--10,000,000 authorized,
 10,000,000 and 9,058,041 issued and outstanding at
 December 31, 1998 and 1997, respectively; Class B--0
 and 941,959 authorized, issued and outstanding at
 December 31, 1998 and 1997, respectively)
Paid-in capital.......................................  1,667,492  43,985,315
Retained earnings.....................................     13,514     (51,910)
                                                       ---------- -----------
    Total members' equity.............................  1,681,006  43,933,405
                                                       ---------- -----------
    Total liabilities and members' equity............. $1,801,240 $43,985,315
                                                       ========== ===========



   The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.

                            Statements of Operations
                For the Periods Ended December 31, 1998 and 1997

                                                                  Period
                                                            September 25, 1997
                                                Year ended  (date of inception)
                                               December 31,       through
                                                   1998      December 31, 1997
                                               ------------ -------------------
Income:
  Interest....................................   $321,488        $    --
                                                 --------        --------
    Total income..............................   $321,488        $    --
                                                 --------        --------
Expenses:
  Manager fees................................     63,565             --
  Accounting fees.............................     37,000          20,000
  Legal fees..................................     82,600          13,288
  Transfer agent and settlement administration
   fees.......................................     71,060          18,621
  Other.......................................      1,839             --
                                                 --------        --------
    Total expenses............................    256,064          51,909
                                                 --------        --------
  Net income (loss)...........................   $ 65,424        $(51,909)
                                                 ========        ========




   The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.

                    Statement of Changes in Members' Equity
                For the Periods Ended December 31, 1998 and 1997

                          Class A     Class B
                         Membership  Membership    Paid In     Retained
                           Units       Units       Capital     Earnings     Total
                         ----------  ----------  ------------  --------  ------------
Balance, September 25,
 1997...................        --          --   $        --   $    --   $        --
Original capital
 contribution...........        --   10,000,000    43,985,315       --     43,985,315
Units transferred.......  9,058,041  (9,058,041)          --        --            --
Period loss.............        --          --            --    (51,910)      (51,910)
                         ----------  ----------  ------------  --------  ------------
Balance, December 31,
 1997...................  9,058,041     941,959    43,985,315   (51,910)   43,933,405
Capital distribution....        --          --    (42,318,251)      --    (42,318,251)
Units transferred.......    942,238    (942,238)          --        --            --
Units and proceeds
 returned from June
 distribution...........       (279)        279           428       --            428
Current year income.....        --          --            --     65,424        65,424
                         ----------  ----------  ------------  --------  ------------
Balance, December 31,
 1998................... 10,000,000           0  $  1,667,492  $ 13,514  $  1,681,006
                         ==========  ==========  ============  ========  ============




   The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.

                            Statement of Cash Flows
                For the Periods Ended December 31, 1998 and 1997

                                                                    Period
                                                              September 25, 1997
                                                Year ended    (date of inception)
                                               December 31,         through
                                                   1998        December 31, 1997
                                               -------------  -------------------
Cash flows from operating activities:
  Net income (loss)........................... $      65,424      $   (51,910)
  Reconciliation of net income (loss) to cash
   flows provided by operating activities:
  Decrease in due from Edison Brothers,
   Inc. ......................................    43,985,315              --
  Increase in interest and distribution
   receivable.................................       (14,313)             --
  Increase in liabilities.....................        68,324           51,910
                                               -------------      -----------
    Cash flows provided by operating
     activities...............................    44,104,750              --
                                               -------------      -----------
Cash flows from financing activities:
  Capital distribution, net...................   (42,317,823)             --
                                               -------------      -----------
    Cash flows used in financing activities...   (42,317,823)             --

Net increase in cash and cash equivalents.....     1,786,927              --
Cash and cash equivalents at beginning of
 period.......................................           --               --
                                               -------------      -----------
Cash and cash equivalents at end of period.... $   1,786,927      $       --
                                               =============      ===========
Supplemental disclosure of noncash financing
 activities:
  Contribution of net cash pension proceeds
   (Due from Edison Brother Stores, Inc.)..... $         --       $43,985,315
                                               =============      ===========



   The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.

                         Notes to Financial Statements
                          December 31, 1998 and 1997

1. Description of business

EBS Pension, L.L.C. (the "Company") is governed by a Members Agreement, dated as of September 25, 1997 (the "Members Agreement"). Pursuant to the Members Agreement, the Company is organized for the exclusive purposes of (a) receiving and administering the cash proceeds (the "Pension Plan Proceeds") to be received by Edison Brothers Stores, Inc. ("Edison") and its affiliated debtors in possession (collectively with Edison, the "Debtors") as a result of the termination of the Edison Brothers Stores, Inc. Pension Plan (the "Pension Plan"), net of (1) the Pension Plan assets transferred to a qualified replacement pension plans, (2) all costs, fees and expenses relating to termination of the Pension Plan and establishment of the replacement Plan, and
(3) all applicable taxes incurred or for which a reserve is established in connection with termination of the Pension Plan, and (b) distributing such assets to holders of Class A Membership Units (the "Members") in accordance with the Members Agreement.

2. Summary of significant accounting policies

This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These principles conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of presentation

These financial statements include the accounts of the Company for the periods from September 25, 1997 (date of inception) through December 31, 1997, and January 1, 1998 through December 31, 1998.

Cash and cash equivalents

Cash consists of amounts held in an account in the Company's name at a highly-rated financial institution, along with U.S. Treasury Securities purchased and held in the Company's name.

Accrued expenses

Accrued expenses includes amounts for unpaid legal, tax, accounting, manager and transfer agent fees. Amounts are payable within one year.

Interest

Interest income is determined on the accrual basis. Interest receivable is interest due to be received within one year.

Expenses

All expenses of the Company are recorded on the accrual basis of accounting.

Income taxes

The Company is not subject to taxes. Instead, the Members report their distributive share of the Company's profits and losses on their respective income tax returns.

                              EBS PENSION, L.L.C.

                          December 31, 1998 and 1997


3. Members' equity

On September 25, 1997, Edison transferred the right to receive net cash proceeds from the termination of the Pension Plan in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. The net cash proceeds amounted to approximately $43.9 million at December 31, 1997 and were due from Edison at that date. An additional amount of approximately $5.7 million is being held by Edison for certain fees and tax liabilities of Edison. Some portion of this amount may ultimately be distributed by Edison to the Company, however the amount of such distribution (if any) cannot be determined at this time. See
Note 5 hereof for further discussion of this amount.

On December 12, 1997, in accordance with the Members Agreement and the Plan of Reorganization, Edison exchanged 9,058,041 Class B Membership Units for 9,058,041 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims.

During 1998, Edison paid $43.9 million to the Company related to the settlement of the Company's receivable recorded at December 31, 1997. Of this amount, $42.3 million was distributed to Class A Members during 1998, $1.5 million is retained for the anticipated cost of legal indemnification of the officers of Edison, and the remaining amount is retained for other anticipated expenses expected to be incurred by the Company.

During 1998, Edison exchanged 942,238 Class B Membership Units for 942,238 Class A Membership Units of the Company and simultaneously distributed such units to holders of Allowed General Unsecured Claims.

Also during 1998, certain Class A Membership Unit holders returned 279 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in paid in capital and were available for future distributions to holders of Class A Membership Units. At December 31, 1998, Edison has no Class B Membership Units.

4. Related parties

The Manager of the Company is the same financial institution that holds the Company's cash and cash equivalents.

5. Subsequent events

Cash on deposit as of February 19, 1999

As of February 19, 1999, the aggregate sum of approximately $1.8 million was on deposit for the account of the Company. Such sum represents the original contribution to the Company and accrued interest through February 19, 1999, less disbursements through February 19, 1999. These proceeds will be used for general operations and for the anticipated cost of legal indemnification of the officers of Edison. Any amounts not used for these purposes will be made available for future distributions to Class A Membership Unit holders.

Edison files for bankruptcy

On March 9, 1999, Edison filed for protection under Chapter 11 of the Bankruptcy Code. This may have a materially adverse impact on the collectibility of the $5.7 million amount discussed in the first paragraph of
Note 3 to these financial statements.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company has no directors and the Manager, Norwest Bank Minnesota, N.A., acts as the Company's sole executive officer. The Manager may resign at any time or be removed by the Designation Members (defined below), with or without cause, at any time, such resignation or removal to be effective upon the appointment of a successor Manager. In the event of the resignation or removal of the Manager, the Designation Members may appoint a successor Manager that is not affiliated with Edison. If such appointment does not occur within 90 days, the Manager may petition the Bankruptcy Court for the appointment of a successor Trustee. The "Designation Members" means the three Members who, at the applicable date for any action to be taken by Designation Members, constitute the holders of record of the three largest amounts of Class A Membership Units provided that (1) affiliated persons are treated as a single person for these purposes; (2) no affiliate of Edison may be a Designation Member; and (3) any person may notify the Company that it does not wish to be a Designation Member. See Item 1 -- Business "Administration and Manager" for further discussion.

ITEM 11--EXECUTIVE COMPENSATION

  The Manager is to receive reasonable compensation for services rendered to and on behalf of the Company, as well as reimbursement for the reasonable expenses incurred in connection with the performance of its duties under the Members Agreement.

  With respect to services rendered from the Inception Date to December 31, 1997, the Company did not accrue for such services rendered by the Manager, as this amount was not yet determined. With respect to services rendered during the year ended December 31, 1998, the Company paid approximately $64,000 for services rendered by, and reimbursements due to, the Manager.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Membership Units of persons owning of record or known to the Company to be the beneficial owner of more than five percent of the outstanding Class A Membership Units as of December 31, 1998. The Manager of the Company owns 115 Class A Membership Units.

   Name and Address of         Number of Class A  Nature of Beneficial
   Beneficial Owner            Membership Units        Ownership        Percent
   -------------------         -----------------  --------------------  -------
   Swiss Bank Corporation....      1,603,998     Sole Voting/Investment  16.0%
   Citibank, N.A.............        841,524     Sole Voting/Investment   8.4%
   Principal Mutual Life.....        807,659     Sole Voting/Investment   8.1%
   Loeb Partners
    Corporation..............        783,461     Sole Voting/Investment   7.8%
   Contrarian Capital
    Advisors, L.L.C..........        682,517     Sole Voting/Investment   6.8%
   Morgens Waterfall Overseas
    Partners.................        657,578     Sole Voting/Investment   6.6%

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a)1. The following financial statements and the report thereon of Rubin, Brown, Gornstein & Co., L.L.P. are included in Item 8 of this report:

    Report of Independent Public Accountants

    Balance Sheets as of December 31, 1997 and December 31, 1998

    Statements of Operations for the Period Ended December 31, 1997 and for the Year Ended December 31, 1998.

    Statements of Changes in Members' Equity for the Period Ended December 31, 1997 and the Year Ended December 31, 1998

    Statements of Cash Flows for the Period Ended December 31, 1997 and the Year Ended December 31, 1998

    Notes to Financial Statements

2.  Financial Statement Schedules:

    All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements and notes thereto.

(b) The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

(c)

Exhibits

 Exhibit
 Number  Description
 ------- -----------
  2.1*   Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.
  3.1*   EBS Pension, L.L.C. Certificate of Formation
  3.2*   EBS Pension, L.L.C. Membership Agreement
 23.1    Consent of Independent Public Accountants of ABC
 27.1    Financial Data Schedule

--------
* Incorporated by reference to the Company's Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No. 000-24713).

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 30, 1999                      EBS PENSION, L.L.C.
                                          (Registrant)

                                          By: NORWEST BANK MINNESOTA, N.A., in
                                           its capacity as Manager of EBS
                                           Pension, L.L.C.

                                             /s/ Lon P. LeClair
                                          By: _________________________________
                                             Lon P. LeClair
                                             Vice President

                                 EXHIBIT INDEX

 Exhibit
 Number  Item                                        Location
 ------- ----                                        --------
         Amended Joint Plan of Reorganization of
 2.1*    Edison Brothers Stores, Inc.                Incorporated by reference
         EBS Pension, L.L.C. Certificate of
 3.1*    Formation                                   Incorporated by reference
 3.2*    EBS Pension, L.L.C. Membership Agreement    Incorporated by reference
 23.1    Consent of Independent Public Accountants   Filed herewith
 27.1    Financial Data Schedule                     Filed herewith

--------
* Incorporated by reference to the Company's Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No. 000-24713).