Form 10-Q
period 1999-03-31
EBS PENSION LLC
filed 1999-05-17
CIK 1065923

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 000-24713


                              EBS Pension, L.L.C.
            (Exact name of registrant as specified in its charter)

                 Delaware                             42-1466520
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)             Identification Number)

             Sixth and Marquette
    Minneapolis, Minnesota  55479-0069
 (Address of principal executive offices)

                                (612) 667-4803
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At May 1, 1999 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              EBS PENSION, L.L.C.
                            Statement of Operations
              For the Three Months Ended March 31, 1999 and 1998


                                     For the three months
                                       ended March 31,
                                      1999         1998
                                   (unaudited)  (unaudited)
Income:
  Interest                            $20,198     $154,062
                                      -------     --------

     Total income                     $20,198     $154,062
                                      =======     ========



Expenses:
  Manager fees                        $12,603     $   -
  Transfer agent and settlement
   administration fees                  7,000       24,000
  Accounting fees                       2,000
  Legal fees                            2,000       24,490
  Other                                 1,713          100
                                      -------     --------

     Total expenses                    25,316       48,590
                                      -------     --------


Net (loss) Income                     $(5,118)    $105,472
                                      =======     ========

  The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                                 Balance Sheet
                     March 31, 1999 and December 31, 1998


                                                       March 31, 1999     December 31, 1998
                                                        (unaudited)
Assets
Cash and cash equivalents
  Available for general operations                        $  286,412         $  286,927
  Available for anticipated cost of legal
  indemnification of officers                              1,500,000          1,500,000
Interest and distribution receivable                           6,396             14,313
                                                          ----------         ----------
     Total assets                                         $1,792,808         $1,801,240
                                                          ==========         ==========

Liabilities
Accrued expenses                                          $  116,920         $  112,531
Overdrawn cash balance                                           --               7,703
                                                          ----------         ----------
     Total Liabilities                                    $  116,920         $  120,234
                                                          ==========         ==========

Members' equity:
  Membership Units (Class A - 10,000,000
  authorized, 10,000,000 and 10,000,000 issued
  and outstanding at March 31, 1999 and
  December 31, 1998, respectively; Class B - 10,000,000
  authorized, and issued and none outstanding at March 31,
  1999 and December 31, 1998, respectively)                      --                 --
  Paid-in capital                                          1,667,492          1,667,492
  Retained earnings                                            8,396             13,514
                                                          ----------         ----------

     Total members' equity                                 1,675,888          1,681,006
                                                          ----------         ----------

     Total liabilities and members' equity                $1,792,808         $1,801,240
                                                          ==========         ==========


  The accompanying notes are an integral part of these financial statemtents.

                              EBS PENSION, L.L.C.
                    Statement of Changes in Members' Equity
                For The Three Months Ended March 31, 1999 and
                     For the Year ended December 31, 1998
                ----------------------------------------------


                                   Class A      Class B
                                 Membership   Membership       Paid in      Retained
                                   Units         Units         Capital      Earnings       Total

Balance, December 31, 1997        9,058,041       941,959   $ 43,985,315    $(51,910)  $ 43,933,405
Capital distribution                                         (42,318,251)               (42,318,251)
Units transferred                   942,238      (942,238)
Units and proceeds returned
 from June distribution                (279)          279            428                        428
Period income                             -             -              -      65,424         65,424
                                 ----------      --------   ------------    --------   ------------
Balance, December 31, 1998       10,000,000             -      1,667,492      13,514      1,681,006
Current period loss (unaudited)           -             -              -      (5,118)        (5,118)
                                 ----------      --------   ------------    --------   ------------
Balance, March 31, 1999
 (unaudited)                     10,000,000             -   $  1,667,492    $  8,396   $  1,675,888
                                 ==========      ========   ============    ========   ============

   The accomanying notes are an integral part of these financial statments.

                              EBS PENSION, L.L.C.
                            Statement of Cash Flows
              For The Three Months Ended March 31, 1999 and 1998
              --------------------------------------------------

                                                         For the three months ended
                                                                  March 31,
                                                            1999           1998
                                                         (unaudited)    (unaudited)
Cash flows from operating activities:
  Net (loss) income                                       $   (5,118)   $    105,472
  Reconciliation of net (loss) income to cash flows
   provided by operating activities:
  Decrease in amounts due from
   Edison Brothers Stores, Inc.                                    -      43,985,315
  Decrease (increase) in interest and distribution
   receivable                                                  7,916          (7,099)

  (Decrease) increase in liabilities                          (3,313)         29,969
                                                          ----------    ------------

    Cash flows (used for)/provided by operating
     activities                                                 (515)     44,113,657
                                                          ----------    ------------

Cash flows from financing activities:
  Capital distribution, net                                        -     (39,427,156)
                                                          ----------    ------------

    Cash flows used for financing activities                       -     (39,427,156)

Net (decrease) increase in cash and cash equivalents            (515)      4,686,501
Cash and cash equivalents at beginning of period           1,786,927               -
                                                          ----------    ------------

Cash and cash equivalents at end of period                $1,786,412    $  4,686,501
                                                          ==========    ============

  The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.
Notes to Financial Statements
March 31, 1999 and December 31, 1998
--------------------------------------------------------------------------------


1.   Description of business

     EBS Pension, L.L.C. (the "Company") is governed by a Members Agreement, dated as of September 25, 1997 (the "Members Agreement"). Pursuant to the Members Agreement, the Company is organized for the exclusive purposes of
     (a) receiving and administering the cash proceeds (the "Pension Plan Proceeds") to be received by Edison Brothers Stores, Inc. ("Edison") and its affiliated debtors in possession (collectively with Edison, the "Debtors") as a result of the termination of the Edison Brothers Stores, Inc. Pension Plan (the "Pension Plan"), net of (i) the Pension Plan assets transferred to a qualified replacement pension plan, (ii) all costs, fees and expenses relating to termination of the Pension Plan and establishment of the replacement plan, and (iii) all applicable taxes incurred or for which a reserve is established in connection with termination of the Pension Plan, and (b) distributing such assets to holders of Class A Membership Units (the "Members") in accordance with the Members Agreement.

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

     Basis of presentation

     These financial statements include the accounts of the Company as of and for the periods from January 1, 1998 through December 31, 1998, January 1, 1998 through March 31, 1998 (unaudited) and January 1, 1999 through March 31, 1999 (unaudited).

     Cash and cash equivalents

     Cash consists of amounts held in an account in the Company's name at a highly-rated financial institution, along with U.S. Treasury Securities purchased and held in the Company's name.

     Accrued expenses
     Accrued expenses include amounts for unpaid legal, tax, accounting, manager and transfer agent fees. Amounts are payable within one year.

     Interest
     Interest income is determined on the accrual basis. Interest receivable is due to be received within one year.

     Expenses
     All expenses of the Company are recorded on the accrual basis of accounting.

     Income taxes
     The Company is not subject to taxes. Instead, the Members report their distributive share of the Company's profits and losses on their respective income tax returns.

3.   Members' equity

     On September 25, 1997, Edison transferred the right to receive net cash proceeds from the termination of the Pension Plan in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. The net cash proceeds amounted to $43.9 million at December 31, 1997 and were due from Edison at that date. An additional amount of $5.7 million (the "Pension Plan Tax Reserve") is being held by Edison for certain fees and tax liabilities of Edison. Some portion of the Pension Plan Tax Reserve may ultimately be distributed by Edison to the Company. The amount of such distribution (if any),

EBS PENSION, L.L.C.
Notes to Financial Statements
March 31, 1999 and December 31, 1998
--------------------------------------------------------------------------------

     however, cannot be determined at this time. See Note 5 hereof for further discussion of the Pension Plan Tax Reserve.

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

     Also during 1998, certain Class A Membership Unit holders returned 279 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in paid in capital and were made available for future distributions to holders of Class A Membership Units in December 1998. At December 31, 1998 and March 31, 1999, Edison has no authorized Class B Membership Units.

4.   Related parties

     The Manager of the Company is the same financial institution that holds the Company's cash and cash equivalents.

5.   Commitments and contingencies (unaudited)

     On March 9, 1999, Edison filed for protection under Chapter 11 of the Bankruptcy Code. This may have a materially adverse impact on the collectibility of the Pension Plan Tax Reserve discussed in the first paragraph of Note 3.

6.  Subsequent events (unaudited)

    Cash on deposit as of April 16, 1999

    As of April 16, 1999, the Company had approximately $1.8 million in cash and cash equivalents. This sum represents the Pension Plan Funding amount as of this date and accrued interest through March 31, 1999, less disbursements through April 16, 1999. This cash, plus any portion of Pension Plan Tax Reserve that may ultimately be received by the Company, will be used for general operations and for the anticipated cost of legal indemnification of the officers of Edison as contemplated by the Members' Agreement and collecting the Pension Plan Tax Reserve from Edison. Any amounts not used for these purposes will be made available for future distributions to Class A Membership Unit holders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the periods from January 1, 1998 through December 31, 1998, January 1, 1998 through March 31, 1998 (unaudited) and January 1, 1999 through March 31, 1999 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.


Results of Operations/Overview

     The Company, which was formed pursuant to the Plan and the Members Agreement, is a limited purpose entity which was organized for the exclusive purposes of (a) receiving and administering the Company Assets, and (b) distributing the Company Assets to holders of the Company's Class A Membership Units pursuant to the terms of the Members Agreement.

     On January 23, 1998, the Company received from Edison Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the year ended December 31, 1998 and the three months ended March 31, 1999, the Company recognized $321,488 and $20,198 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve,
(3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

     The Company may in the future receive funds currently held in the Pension Plan Tax Reserve, aggregating approximately $5.7 million. At present, the Company has demanded, but not received, the funds currently on deposit as the Pension Plan Tax Reserve. The Company believes that all Plan conditions precedent to the Company's receipt of the Pension Plan Tax Reserve have been satisfied. There can be no assurance, however, that any funds will be distributed to the Company from the Pension Plan Tax Reserve. The Pension Plan Tax Reserve is discussed more fully below.

     The Company's general and administrative expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company's lawyers, accountants, and auditors. The Company had expenses of $51,910, $256,064 and $25,316 for the period ended December 31, 1997, the year ended December 31, 1998, and the period ended March 31, 1999, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to collect the Pension Plan Tax Reserve from Edison.

     The Company and EBS Litigation, L.L.C. (another limited liability company formed pursuant to the Plan) have agreed to indemnify the Debtors and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by EBS Litigation, L.L.C. (other than with respect to any Unresolved Avoidance Claims (as defined in the Plan) that EBS Litigation, L.L.C. may have against such persons other than in their capacities as officers, directors or employees of the Debtors. Pursuant to the Plan, the Company established the Indemnification Reserve ($1.5 million) from the Pension Plan Proceeds for the benefit of these indemnified persons, to pay their costs and expenses incurred in defending the LLC Related Claims (as defined in the Plan). Payment of such cost and expenses must first be sought from any applicable officers' and directors' insurance policy and then from the Indemnification

Reserve. The Company's indemnification liability is limited to the amount of the Indemnification Reserve, i.e. an aggregate of $1.5 million. Although to date there has not been any indemnification claim, there can be no assurance such a claim will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Company Assets.

     At December 31, 1997, the Company had no cash or cash equivalents. At December 31, 1998 and March 31, 1999, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

     As of December 31, 1998 and March 31, 1999, the balance in the Company's operating account was $286,927 and $286,412, respectively. Following satisfaction of administrative expenses, any funds remaining on deposit would be available for distribution to holders of Class A Membership Units. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

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

     A meeting of Edison's largest creditors convened on Friday, March 19, 1999 at the office of the United States Trustee for the District of Delaware (the "United States Trustee"). At this meeting, the United States Trustee appointed representatives of creditors to the Official Creditors' Committee (the "1999 Committee"). Although the Company was not appointed to the Committee, as one of the largest creditors, the Company will continue to actively monitor the progress of Edison's bankruptcy case. On or about April 23, 1999, the Company filed a complaint with the Bankruptcy Court seeking a declaration that the holding the Pension Plan Tax Reserve in constructive trust for the Company, and that the Pension Plan Tax Reserve is not property of estate. The Bankruptcy Court has scheduled a pre-trial conference for June 9, 1999 with regard to this complaint.

     The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.

Quarterly Results

Three Months ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Total income for the three months ended March 31, 1999 was $20,198 compared to $154,062 for the three months ended March 31, 1998. This $133,864 decrease is primarily due to significantly lower cash balances on hand for the respective periods.

     Total expenses decreased $23,274 due primarily to a decrease in Transfer Agent fees as a result of the decline in the amount and number of distributions by the Transfer Agent, and a decrease in legal and accounting fees due to the lack of activity during the period while the motions discussed above are before the court. These decreases were off-set by an increase in manager fees as a result of amortizing the yearly manger's fee of $50,000 ratably over the three month period.

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

                                 PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     Other than the Tax Ruling described in Part I, Item 2 of this Quarterly Report, and other than in connection with the Company's $5.7 million claim in Edison's Bankruptcy discussed in Part I, Item 2 hereof, the Company is not involved in any legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

  (A)  Exhibits     Description
       --------     -----------

       2.1*         Amended Joint Plan of Reorganization of Edison Brothers
                    Stores, Inc.

       3.1*         EBS Pension, L.L.C. Certificate of Formation

       3.2*         EBS Pension, L.L.C. Membership Agreement

       27.1         Financial Data Schedule


* Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form 10 originally filed with the SEC on July 29, 1998 (SEC File No. 000-24713)

  (B)  Reports on Form 8-K

     On March 19, 1999 the Company filed a current report on Form 8-K disclosing (in Item 5 of the 8-K) Edison's Chapter 11 Bankruptcy proceeding. No financial statements were filed with this Form 8-K.

                                   Signatures
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EBS PENSION, L.L.C.

                                  By: NORWEST BANK MINNESOTA, N.A.,
                                      in its capacity as Manager of EBS
                                      Pension, L.L.C.



                                    By: /s/ Lon P. LeClair
                                        ------------------------------------
Date: May 17, 1999                      Lon P. LeClair
                                        Vice President