Form 10-Q
period 1999-09-30
EBS PENSION LLC
filed 1999-11-15
CIK 1065923

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-24711


                             EBS Litigation, L.L.C.
             (Exact name of registrant as specified in its charter)

               Delaware                          13-3989964
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)        Identification Number)

               90 Park Avenue
         New York, New York  10016
  (Address of principal executive offices)

                                 (212) 682-7474
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At November 1, 1999 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            EBS LITIGATION, L.L.C.
                              Statement of Income
    For the Three and Nine Month Periods Ended September 30, 1999 and 1998
    ----------------------------------------------------------------------

                                        Three months ended             Nine months ended
                                           September 30,                 September 30,
                                      ------------------------     --------------------------
                                         1999         1998            1999           1998
                                      -----------  -----------     -----------    -----------
                                      (unaudited)  (unaudited)     (unaudited)    (unaudited)
Income:
     Defendant payment revenue         $      --    $2,125,000       $      --    $ 4,980,477
     Interest                             22,299       102,722          69,313        349,150
                                       ---------    ----------       ---------    -----------
          Total income                 $  22,299    $2,227,722       $  69,313    $ 5,329,627
                                       =========    ==========       =========    ===========

Expenses:
     Legal and accounting fees         $  67,248    $   38,000       $  72,592    $   161,403
     Transfer agent and settlement
        administration fees               30,000        13,137          68,000         60,588
     Insurance                            21,452        24,796          66,082         74,658
     Manager fees                         12,150        20,849          30,980         78,715
     Other                                   382            --             482         75,026
                                       ---------    ----------       ---------    -----------
          Total expenses                 131,232        96,782         238,136        450,390
                                       ---------    ----------       ---------    -----------
Net (loss) income                      $(108,933)   $2,130,940       $(168,823)   $ 4,879,237
                                       =========    ==========       =========    ===========

  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                              Balance Sheet as of
                   September 30, 1999 and December 31, 1998
                   -----------------------------------------

                                                            September 30, 1999     December 31,
                                                                (unaudited)           1998
                                                            -------------------     ------------
Assets

Cash and cash equivalents

   Available for general operations                               $2,004,210     $2,190,255
   Available for holders of Class A Membership
   Units distributed in November and December of 1998                     --        781,785

Prepaid insurance                                                                    66,082

Interest receivable                                                    7,559         11,560
                                                                  ----------     ----------
     Total assets                                                 $2,011,796     $3,049,682
                                                                  ==========     ==========

Liabilities

Accrued expenses                                                  $   80,192     $  161,560
                                                                  ----------     ----------
     Total liabilities                                                80,192        161,560
                                                                  ----------     ----------

Members' equity:

   Membership Units (Class A - 10,000,000 authorized,
   10,000,000 and 10,000,000 issued and outstanding at
   September 30, 1999 and December 31, 1998, respectively;
   Class B  - 0 and 0 authorized, issued and outstanding at
   September 30, 1999 and December 31, 1998, respectively)                --             --

   Paid-in capital                                                        --             --

   Retained earnings                                               1,931,577      2,888,122
                                                                  ----------     ----------

     Total members' equity                                         1,931,577      2,888,122
                                                                  ----------     ----------

     Total liabilities and members' equity                        $2,011,769     $3,049,682
                                                                  ==========     ==========


  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                    Statement of Changes in Members' Equity
For the Nine Months Ended September 30, 1999 and for the Year Ended December 31,
--------------------------------------------------------------------------------
1998
----


                                    Class A      Class B
                                  Membership   Membership      Paid in       Retained
                                     Units       Units         Capital       Earnings        Total
                                  ----------   ----------    -----------   ------------   ------------

Balance, December 31, 1997         9,064,140     935,860     $ 2,000,000   $  9,922,436   $ 11,922,436

Capital distribution                      --          --      (2,000,000)   (11,732,812)   (13,732,812)

Units transferred                    936,138    (936,138)             --             --             --

Units and proceeds returned
from June distribution                  (278)        278              --            173            173

Period income                             --          --              --      4,698,325      4,698,325
                                  ----------    --------     -----------   ------------   ------------

Balance, December 31, 1998        10,000,000          --              --      2,888,122      2,888,122

Year-to-date capital
distribution (unaudited)                  --          --              --       (787,722)      (787,722)

Year-to-date loss (unaudited)             --          --              --       (168,823)      (168,823)
                                  ----------    --------     -----------   ------------   ------------

Balance, September 30, 1999
 (unaudited)                      10,000,000          --     $        --   $  1,931,577   $  1,931,577
                                  ==========    ========     ===========   ============   ============

  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                            Statement of Cash Flows
             For the Nine Months Ended September 30, 1999 and 1998
             -----------------------------------------------------

                                                                             For the nine months ended
                                                                                   September 30,
                                                                             -------------------------
                                                                                1999          1998
                                                                             ----------    -----------
                                                                             (unaudited)   (unaudited)
Cash flows from operating activities:                                        $ (168,823)   $ 4,879,237

  Net (loss) income                                                                  --             --

  Reconciliation of net (loss) income to cash flows provided by operating activities:

    Decrease in prepaid insurance                                                66,082
    Decrease in interest receivable                                               4,001         10,848
    (Decrease) increase in accrued expenses                                     (81,368)        47,941
                                                                             ----------    -----------
       Cash flows (used for)/provided by operation
        activities                                                             (180,108)     4,938,026
                                                                             ----------    -----------

Cash flows from financing activities:
  Return of distribution proceeds                                                                  173
  Capital distribution, net                                                    (787,722)    (7,103,545)
                                                                             ----------    -----------


       Cash flows used for financing activities                                (787,722)    (7,103,372)
                                                                             ----------    -----------

Net decrease in cash and cash equivalents                                      (967,830)    (2,165,346)

Cash and cash equivalents at beginning of period                              2,972,040     12,021,196
                                                                             ----------    -----------

Cash and cash equivalents at end of period                                   $2,004,210    $ 9,855,850
                                                                             ==========    ===========


  The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.
Notes to Financial Statements
September 30, 1999 and December 31, 1998
-------------------------------------------------------------------------------

1.  Description of business

    EBS Litigation, L.L.C. (the "Company") is governed by a Members Agreement, dated as of September 25, 1997 (the "Members Agreement"). Pursuant to the Members Agreement, the Company was organized for the exclusive purposes of
    (a) prosecuting, settling and/or liquidating the unresolved avoidance claims relating to the distribution by Edison Brothers Stores, Inc. ("Edison") of approximately 4.4 million shares of common stock of Dave & Busters, Inc. (the "D&B Stock") to holders of Edison common stock in the form of a dividend and all related transactions (the "Unresolved Avoidance Claims"),
    (b) receiving and administering the cash proceeds of the Unresolved Avoidance Claims (the "D&B Spinoff Settlement Proceeds"), and (c) distributing the D&B Spinoff Settlement Proceeds to holders of Class A Membership Units (the "Members") in accordance with the Members Agreement.

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

    Basis of presentation
    These financial statements include the accounts of the Company for the periods from January 1, 1998 through December 31, 1998, January 1, 1998 through September 30, 1998 (unaudited), January 1, 1999 through September 30, 1999 (unaudited), July 1, 1998 through September 30, 1998 (unaudited), and July 1, 1999 through September 30, 1999 (unaudited).

    Cash and cash equivalents
    Cash and cash equivalents consist of amounts held in an account in the Company's name at a highly-rated financial institution, which funds are invested in an institutional money market fund investing solely in direct obligations of the United States Government.

    Accrued expenses
    Accrued expenses include amounts payable to service providers and other vendors. Amounts are payable within one year.

    Defendant payment revenue
    Defendant payment revenue is determined on an accrual basis and represents settlements with individual defendants of Avoidance Claims during the period.

    Interest
    Interest income is determined on the accrual basis. Interest receivable is due to be received within one year.

    Expenses
    All expenses of the Company are recorded on the accrual basis of accounting.

    Income taxes
    The Company is not subject to income taxes. Instead, the Members report their distributive share of the Company's profits and losses on their respective income tax returns.

EBS LITIGATION, L.L.C.
Notes to Financial Statements
September 30, 1999 and December 31, 1998
-------------------------------------------------------------------------------

3.  Members' equity

    On September 25, 1997, Edison transferred its rights, title and interest in the Unresolved Avoidance Claims. In addition, as of September 25, 1997, Edison was obligated to provide cash funding to the Company of $2.0 million (the "LLC Funding Amount"), which was subsequently paid to the Company on October 16, 1997. Such transfer and funding were in exchange for 10,000,000 Class B Membership Units of the Company, which at the time represented all of the outstanding Membership Units of the Company. On December 12, 1997, in accordance with the Members Agreement and the Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc. (the "Plan"), Edison exchanged 9,064,140 Class B Membership Units for 9,064,140 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims (as defined in the Plan).

    During 1998, Edison exchanged 936,138 Class B Membership Units for 936,138 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims.

    During 1998, the Company distributed $13.7 million to holders of Class A Membership Units. $0.8 million is retained for holders of the Class A Membership Units that were distributed in December 1998.

    Also during 1998, certain Class A Membership Unit holders returned 278 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in retained earnings and were made available for future distribution to holders of Class A Membership Units. At December 31, 1998, Edison has no Class B Membership Units outstanding.

    (The information below has not been subjected to an audit.)

    On February 1, 1999, the Company distributed the $0.8 million of reserved amounts of D&B Spinoff Settlement Proceeds to the holders of the Class A Membership Units that were distributed in November and December 1998. This represents the entire amount of D&B Spinoff Settlement Proceeds reserved for future holders of Class A Membership Units.

4.  Subsequent events (unaudited)

    Cash on deposit as of October 31, 1999
    As of October 31, 1999, the Company had approximately $2.0 million in cash and cash equivalents. This amount represents the sum of aggregate D&B Spinoff Settlement Proceeds, the L.L.C. Funding Amount and accrued interest from September 1, 1999 through September 30, 1999, less disbursements through October 31, 1999. These proceeds will be used for general operations. Any amounts not used for general operations will be made available for future distributions to Class A Membership Unit holders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the periods from January 1, 1998 through December 31, 1998, January 1, 1998 through September 30, 1998 (unaudited) and January 1, 1999 through September 30, 1999 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

Results of Operations/Overview

  The Company, which was formed pursuant to the Plan and the Members Agreement, is a limited purpose entity organized exclusively for the purposes of (a) prosecuting, settling and/or liquidating the Unresolved Avoidance Claims, (b) receiving and administering the D&B Spinoff Settlement Proceeds, and (c) distributing the D&B Spinoff Settlement Proceeds to holders of the Company's Class A Membership Units pursuant to the terms of the Members Agreement. The Company commenced its activities on September 25, 1997.

  On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period (as defined in the Plan) was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement (as defined in the Plan) by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders (as defined in the Plan) to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager of the Company therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million in the twelve month period ended December 31, 1998 and none in the six months ended June 30, 1999. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

  The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the year ended December 31, 1998, and the nine month periods ended September 30, 1998 and September 30, 1999, respectively, the Company recognized $388,168, $349,150 and $69,313 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any D&B Spinoff Settlement Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

  The Company's expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company's lawyers, auditors and accountants and insurance expenses. The Company had expenses of $671,438 for the period ended December 31, 1998, approximately $450,390 for the nine month period ended September 30, 1998 and approximately $238,136, for the nine month period ended

September 30, 1999. These expenses are expected to fluctuate in future periods primarily based on the activity in any period in the D&B Spinoff Litigation.

  The Company and EBS Pension, L.L.C. (another limited liability company formed pursuant to the Plan) have agreed to indemnify the Debtors (as defined in the
Plan) and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by the Company (other than with respect to any Unresolved Avoidance Claims that the Company may have against such persons other than in their capacities as officers, directors or employees of the Debtors). Indemnification must first be sought from any applicable officers' and directors' insurance policy, and then from the $1.5 million reserve established by EBS Pension L.L.C. Although to date there has not been any indemnification claim, there can be no assurance such a claim will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Company's assets.

  At December 31, 1998 and for the nine month periods ended September 30, 1998 and September 30, 1999, the Company had cash and cash equivalents of approximately $3.0 million, $9.9 million and $2.0 million, respectively. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. The Company reserved approximately $0.8 million for holders of Class A Membership Units that were distributed in November and December 1998. The $0.8 million was distributed to the holders of Class A Membership Units in February 1999. The amount and timing of any future distributions of D&B Spinoff Settlement Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

  As of the date of this report, Unresolved Avoidance Claims with respect to approximately 2.1 million shares of D&B Stock have not been settled with the Company. Such D&B Stock is held by approximately 2,500 different individuals and entities (the "Class"), including Barclays Global Investors, N.A., Greentree Partners, Greenway Partners, Wilshire Associates, Inc. ("Wilshire") and WKW Asset Management (collectively, the "Class Representatives"). The Company seeks the return of this remaining D&B Stock, or equivalent value, for the benefit of the holders of Class A Membership Units.

  The Class was certified on or about March 30, 1998. In July 1999, the court denied the Class' Motion to Decertify and the Class' Motion to Dismiss. On October 28, 1999, the Court also denied the Class' subsequent motion for an immediate interlocutory appeal of those rulings. Discovery is on-going and trial remains scheduled for late January 2001.

  On October 20, 1999, Class Notices and Summons, as appropriate, were served on the absent Class Members, pursuant to Court Order. Counsel for the Company also served initial discovery on certain institutional absent Class members.

  Discovery is on-gong and trial remains scheduled for late January 2001.

  Discovery is ongoing and the Company and the Class have jointly petitioned the District Court to lift the automatic stay in Edison's second Chapter 11 Bankruptcy Proceeding (which was initiated on March 9, 1999) to allow the parties to conduct discovery of Edison and its officers, directors, employees and agents.

  The Company intends to prosecute the D&B Spinoff Litigation vigorously, and to pursue the maximum available recoveries. While there can be no assurances as to the Company's ultimate total recovery given the uncertainties associated with litigation, at this juncture it is estimated that such recoveries will exceed the costs of further prosecuting the D&B Spinoff Litigation.

  The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, holders of Class A Membership Units pay taxes on their proportionate share of the Company's income.

Year-to-date Results

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

  Total income for the nine months ended September 30, 1999 and September 30, 1998 were $69,313 and $5,329,627, respectively. This $5,210,314 decrease is primarily due to the significant decline in the receipt of D & B Spinoff Settlement Proceeds. Interest income decreased from $349,150 in the nine months ended September 30, 1998 to $69,313 in the nine months ended September 30, 1999 due to the significant decline in cash balances resulting primarily from distributions to Members made during the normal course of operations and the decline in collection of D&B Settlement Proceeds during the period due to the pending litigation referenced in the above discussion.

  Total expenses decreased $212,254 due primarily to a a decrease in legal and accounting and manager fees due to the lack of activity during the period while the motions discussed above were pending the June 9, 1999 hearing. Other expenses decreased due primarily to printing and mailing expenses of items relating to the inception of the Company not recurring in 1999.

Year 2000 Issues

  In the light of the limited nature of the Company's activities, it does not believe its operations or financial condition are affected by Year 2000 issues, except insofar as it would be affected by a general interruption of telephone and utility services or if its Transfer Agent were unable to process distributions or transfers of Membership Units. The Company is seeking written assurances from its Transfer Agent as to Year 2000 compliance. If the Company does not receive adequate assurances or if, notwithstanding those assurances, the Transfer Agent were noncompliant, it would replace the Transfer Agent with one that has systems that are Year 2000 compliant.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

  Other than the D&B Spinoff Litigation referenced elsewhere herein, the Company is not involved in any legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

  (A)  Exhibits     Description
       --------     -----------

           2.1* Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.

           3.1*     EBS Litigation, L.L.C. Certificate of Formation

           3.2*     EBS Litigation, L.L.C. Membership Agreement

           27.1     Financial Data Schedule


* Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form 10 originally filed with the SEC on July 29, 1998 (SEC File No. 000-24711)


  (B)  Reports on Form 8-K

       None.

                                   Signatures
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EBS LITIGATION, L.L.C.



                                    /s/ Peter N. Wang,
                                    ------------------------------
Date: November 15, 1999             Peter N. Wang, Manager