Form 10-K405
period 1999-12-31
EBS PENSION LLC
filed 2000-03-30
CIK 1065923

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10K

                               ----------------

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934

                       Commission file number 000-24713

                              EBS Pension, L.L.C.
            (Exact name of registrant as specified in its charter)

               Delaware                              42-1466520
    (State or other jurisdiction of        (I.R.S. Employer Identification
            incorporation)                             Number)

                         Norwest Bank Minnesota, N.A.
                        Sixth and Marquette: N9303-120
                         Minneapolis, Minnesota 55479
                   (Address of principal executive offices)

Registrant's telephone number, including area code (612) 667-4803

Securities registered pursuant to Section 12(b) of the Act:

                                     None

Securities registered pursuant to Section 12(g) of the Act:

                           Class A Membership Units
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   There is no aggregate market value of the registrant's Class A Membership Units held by nonaffiliates of the registrant as of December 31, 1999. Book value of the registrant's Class A Membership Units as of December 31, 1999 was approximately $1.5 million.

   There were 10,000,000 Class A Membership Units outstanding as of March 15, 2000.

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

   The Company was established pursuant to the Plan and the EBS Pension, L.L.C. Members Agreement (the "Members Agreement"). Under the Plan, each holder of an Allowed General Unsecured Claim (as defined in the Plan) against Edison was entitled to receive a distribution on account of such claims, which distribution included, among other things, the holder's pro rata share of Class A Membership Units in the Company. The initial distribution date under the Plan occurred on or about December 12, 1997. Accordingly, in late December of 1997, holders of Allowed General Unsecured Claims began receiving membership certificates evidencing their ownership of Class A Membership Units in the Company. As of December 31, 1998 and December 31, 1999 there were 10,000,000 Class A Membership Units and 0 Class B Membership Units of the Company issued and outstanding.

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

 Administration and the Manager

   The Company has no employees. The affairs of the Company are managed by the Manager. The Manager of the Company, as duly designated by the Official Committee of Unsecured Creditors appointed in the Debtors' Chapter 11 Case (the "Creditors' Committee"), is Norwest Bank Minnesota, N.A. (in such capacity, the "Manager"). As contemplated by the Members Agreement, the principal office of the Company is maintained at the principal office of the Manager, which is located at Sixth and Marquette: N9303-120, Minneapolis, Minnesota 55479, Attn:
Lon P. LeClair. The telephone number is (612) 667-4803.

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

      Total Pension Plan Proceeds Received......................... $43,985,315
      January Interest Earned...................................... $    35,197
      TOTAL FUNDS ON DEPOSIT (2/11/98)............................. $44,020,512
      less:
      Reserve for Litigation Indemnification....................... $ 1,500,000
      Reserve for Administrative Expenses.......................... $   300,000
      Tax Distribution to Edison................................... $       959
      TOTAL AMOUNT AVAILABLE FOR
      FIRST DISTRIBUTION TO MEMBERS................................ $42,219,553
      less:
      Reserve for Disputed Claims and Claims Not Yet Eligible for
       Distribution................................................ $ 2,792,397
      TOTAL DISTRIBUTED TO HOLDERS OF CLASS A MEMBERSHIP UNITS ON
       FEBRUARY 13, 1998........................................... $39,427,156

   The reserve for litigation indemnification (the "Indemnification Reserve") was established in accordance with the Plan and the Members Agreement. See "Item 2. Financial Information--Management's Discussion and Analysis of Financial Condition and Results of Operations".

   As of December 31, 1998, the balance in the Company's operating account was $286,927. Following satisfaction of administrative expenses, any funds remaining on deposit were made available for distribution to holders of Class A Membership Units in the Company.

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

   A meeting of Edison's largest creditors convened on Friday, March 19, 1999 at the office of the United States Trustee for the District of Delaware (the "United States Trustee"). At this meeting, the United States Trustee appointed representatives of creditors to the Official Creditors' Committee (the "1999 Committee"). The Company was not appointed to the Committee, as one of the largest creditors.

   On April 23, 1999, the Company filed a complaint (the "Complaint") against Edison seeking a declaration that Edison is holding the Pension Plan Tax Reserve in constructive trust for the Company and it is not part of Edison's bankruptcy. On June 16, 1999, the Company filed a motion for summary judgment with respect to the Complaint. Edison filed a cross motion for summary judgement on July 30, 1999. A hearing (the "Hearing") on the Company's summary judgment motion was held on December 7, 1999 in the United States Bankruptcy Court for the District of Delaware. At the Hearing, the Bankruptcy judge denied both summary judgement motions citing the existence of genuine issues of material fact, but, in so holding, determined that Edison was holding the Pension Plan Tax Reserve in constructive trust for the Company.

Status as of December 31, 1999

   As of December 31, 1999, the balance in the Company's operating account was $144,200. Following satisfaction of administrative expenses, any funds remaining on deposit will be available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

   Finally, in August 1999, the Company received returned distributions totaling approximately $225,000. Pursuant to the Company's Members' Agreement, for the past 18 months, the Manager has made attempts to distribute these funds to the respective Members. Currently, the funds are being held by the Company, available for the respective Members to claim. Any unclaimed funds will eventually escheat to the state in which they were disbursed according to that state's statutory period for unclaimed property.

Item 2--Properties

   The Company does not own or lease any property.

Item 3--Legal Proceedings

   Other than the proceedings described in Item 1 of this Annual Report on Form 10-K, the Company is not involved in any legal proceedings.

Item 4--Submission of Matters to a Vote of Security-Holders

   No matters were submitted to holders of Membership Units for vote during the fiscal year ended December 31, 1999.

                                    PART II

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters

   There is no known established public trading market for the Company's Class A Membership Units. As of December 31, 1999, there were 2,046 certified holders of record of the Class A Membership Units. See Item 12--"Security Ownership of Certain Beneficial Owners and Management" for more information.

Item 6--Selected Financial Data

   The following table sets forth selected financial information of the Company as of and for the years ended December 31, 1999 and 1998 and as of and for the period ended December 31, 1997 since the Inception Date. The selected financial data as of and for the years ended December 31, 1999 and 1998 and as of and for the period ended December 31, 1997 has been derived from the Company's financial statements, which were audited by Rubin, Brown, Gornstein & Co., LLP. The following information should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations," presented below.

                                       Year ended   Year ended      Period ended
                                      December 31, December 31,     December 31,
                                          1999         1998          1997(/1/)
                                      ------------ ------------     ------------
Operating Statement Data:
Interest income......................     80,314      321,488        $        0
General and administrative expenses..    219,450      256,064            51,910
Net (loss) income....................   (139,136)      65,424           (51,910)
Distribution per Class A Membership
 Unit................................          0         4.23(/2/)            0
Balance Sheet Data (at period end):
Cash.................................  1,869,218    1,786,927                 0
Interest receivable..................      7,436       14,313                 0
Due from Edison......................          0            0         3,985,315
Total assets.........................  1,876,654    1,801,240        43,985,315
Distribution payable.................    225,018            0                 0
Accrued expenses.....................    109,766      120,234            51,910
Members' equity......................  1,541,870    1,681,006        43,933,405

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

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 1999 and 1998 and as of and for the period ended December 31, 1997, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

   On January 23, 1998, the Company received from Edison the Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the year ended December 31, 1999, the Company recognized $80,314 of interest income. During the year ended December 31, 1998, the Company recognized $321,488 of interest income. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve (described below), (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses. The Company may in the future receive funds currently held in the Pension Plan Tax Reserve, aggregating approximately $5.7 million. At present, the Bankruptcy Court has determined that Edison was holding the Pension Plan Tax Reserve in constructive trust for the Company. Currently, the Company and Edison are engaged in negotiations in an effort to resolve this matter without the need for a trial. There can be no assurance, however, that any funds will be distributed to the Company from the Pension Plan Tax Reserve.

   The Company's general and administrative expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company's lawyers, accountants and auditors. The Company had expenses of $219,450, $256,064 and $51,910 for the years ended December 31, 1999 and 1998 and for the period ended December 31, 1997, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to obtain the pension plan tax reserve from Edison.

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

   At December 31, 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

Item 8--Financial Statements

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         Independent Auditors' Report

                      Rubin, Brown, Gornstein & Co., LLP
                           230 South Bemiston Avenue
                              St. Louis, MO 63105

Members
EBS Pension, L.L.C.

   We have audited the accompanying balance sheet of EBS Pension, L.L.C., a Delaware limited liability company, as of December 31, 1999 and 1998 and the related statements of operations, changes in members' equity and cash flows for the years ended December 31, 1999 and 1998 and for the period beginning September 25, 1997 and ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EBS Pension, L.L.C. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period beginning September 25, 1997 and ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Rubin, Brown, Gornstein & Co.,
                                           LLP
                                          -------------------------------------
                                          Rubin, Brown, Gornstein & Co., LLP

March 8, 2000

                              EBS Pension, L.L.C.

                                 BALANCE SHEET

                           December 31, 1999 and 1998

                                                            December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
Assets
------
Cash and cash equivalents
  Available for general operations..................... $  144,200  $  286,927
  Returned member distributions........................    225,018
  Available for anticipated cost of legal
   indemnification of officers.........................  1,500,000   1,500,000
Interest receivable....................................      7,436      14,313
                                                        ----------  ----------
    Total assets....................................... $1,876,654  $1,801,240
                                                        ==========  ==========
Liabilities
-----------
Distribution payable................................... $  225,018
Accrued expenses.......................................    109,766   $ 112,531
Overdrawn cash balance.................................        --        7,703
                                                        ----------  ----------
    Total liabilities.................................. $  334,784  $  120,234
                                                        ----------  ----------
Members' equity:
----------------
Membership Units (Class A--10,000,000 authorized,
 issued and outstanding at December 31, 1999 and 1998,
 Class B--0 authorized, issued and outstanding at
 December 31, 1999 and 1998)...........................
Paid-in capital........................................ $1,667,492  $1,667,492
Retained (deficit) earnings............................   (125,622)     13,514
                                                        ----------  ----------
    Total members' equity.............................. $1,541,870  $1,681,006
                                                        ----------  ----------
    Total liabilities and members' equity.............. $1,876,654  $1,801,240
                                                        ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                              EBS Pension, L.L.C.

                            STATEMENTS OF OPERATIONS

                 For the Years Ended December 31, 1999 and 1998
                     and the Period ended December 31, 1997

                                                                  Period
                                                            September 25, 1997
                                          For the years     (date of inception)
                                        ended December 31,        through
                                        -------------------    December 31,
                                          1999       1998          1997
                                        ---------  -------- -------------------
Income:
  Interest............................. $  80,314  $321,488      $    --
                                        ---------  --------      --------
    Total income....................... $  80,314  $321,488      $    --
                                        ---------  --------      --------
Expenses:
  Transfer agent and other
   administration fees................. $  65,724  $ 71,060        18,621
  Legal fees...........................    64,310    82,600        13,288
  Manager fees.........................    49,730    63,565           --
  Accounting fees......................    28,000    37,000        20,000
  Other................................    11,686     1,839           --
                                        ---------  --------      --------
    Total expenses.....................   219,450   256,064      $ 51,909
                                        ---------  --------      --------
  Net (loss) income.................... $(139,136) $ 65,424      $(51,909)
                                        =========  ========      ========



   The accompanying notes are an integral part of these financial statements.

                              EBS Pension, L.L.C.
                    STATEMENT OF CHANGES IN MEMBERS' EQUITY

                 For the Years Ended December 31, 1999 and 1998
                     and the Period Ended December 31, 1997

                          Class A     Class B                  Retained
                         Membership  Membership    Paid In     Earnings/
                           Units       Units       Capital     (Deficit)     Total
                         ----------  ----------  ------------  ---------  ------------
Balance, September 25,
 1997...................        --          --   $        --   $     --   $        --
Original capital
 contribution...........        --   10,000,000    43,985,315        --     43,985,315
Units transferred.......  9,058,041  (9,058,041)          --         --            --
Period loss.............        --          --            --     (51,910)      (51,910)
                         ----------  ----------  ------------  ---------  ------------
Balance, December 31,
 1997...................  9,058,041     941,959    43,985,315    (51,910)   43,933,405
Capital distribution....        --          --    (42,318,251)       --    (42,318,251)
Units transferred.......    942,238    (942,238)          --         --            --
Units and proceeds
 returned from June
 distribution...........       (279)        279           428        --            428
Current year income.....        --          --            --      65,424        65,424
                         ----------  ----------  ------------  ---------  ------------
Balance, December 31,
 1998................... 10,000,000         --      1,667,492     13,514     1,681,006
Current year loss.......        --          --            --    (139,136)     (139,136)
                         ----------  ----------  ------------  ---------  ------------
Balance, December 31,
 1999................... 10,000,000         --   $  1,667,492  $(125,622) $  1,541,870
                         ==========  ==========  ============  =========  ============


   The accompanying notes are an integral part of these financial statements.

                              EBS Pension, L.L.C.

                            STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 1999 and 1998
                     and the Period ended December 31, 1997

                                                                    Period
                                                              September 25, 1997
                                      For the years ended     (date of inception)
                                         December 31,               through
                                    ------------------------     December 31,
                                       1999         1998             1997
                                    ----------  ------------  -------------------
Cash flows from operating
 activities:
  Net (loss) income...............  $ (139,136) $     65,424      $   (51,910)
  Reconciliation of net (loss)
   income to cash flows (used
   in)/provided by operating
   activities:
  Decrease in due from Edison
   Brothers, Inc..................                43,985,315              --
  Decrease (increase) in interest
   receivable.....................       6,877       (14,313)             --
  (Decrease) increase in
   liabilities....................     (10,468)       68,324           51,910
                                    ----------  ------------      -----------
    Cash flows (used in)/provided
     by operating activities......    (142,727)   44,104,750              --
                                    ----------  ------------      -----------
Cash flows from financing
 activities:
  Proceeds from returned
   distributions..................     225,018           --               --
  Capital distribution, net.......         --    (42,317,823)             --
                                    ----------  ------------      -----------
    Cash flows provided by (used
     in) financing activities.....     225,018   (42,317,823)              --
Net increase in cash and cash
 equivalents......................      82,291     1,786,927              --
Cash and cash equivalents at
 beginning of period..............   1,786,927           --               --
                                    ----------  ------------      -----------
Cash and cash equivalents at end
 of period........................  $1,869,218    $1,786,927      $       --
                                    ==========  ============      ===========
Supplemental disclosure of noncash
 financing activities:
  Contribution of net cash pension
   proceeds (Due from Edison
   Brother Stores, Inc.)..........  $      --   $        --       $43,985,315
                                    ==========  ============      ===========


   The accompanying notes are an integral part of these financial statements.

                              EBS Pension, L.L.C.

                         Notes to Financial Statements

                       December 31, 1999, 1998 and 1997

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

2. Summary of significant accounting policies

   This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These principles conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires that the Company's management make estimates and assumptions which impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Basis of presentation

   These financial statements include the accounts of the Company as of December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998, and the period ended December 31, 1997.

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

3. Distribution payable in August 1999, $225,018 of proceeds distributed to Members in February 1998 were returned as the checks issued did not clear the bank. The funds are held by the Company and are available for the respective Members to claim. Any unclaimed funds will eventually escheat to the state in which they were distributed according to that state's statutory period for unclaimed property.

                              EBS Pension, L.L.C.

4. Members' equity

   On September 25, 1997, Edison transferred the right to receive Net Pension Plan Proceeds from the termination of the Pension Plan in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. The Net Pension Plan Proceeds amounted to $43.9 million at December 31, 1997 and were due from Edison at that date. Pursuant to the Plan of Reorganization, an additional amount of approximately $5.7 million (the "Pension Plan Tax Reserve") was to be held by Edison to satisfy certain fees and tax liabilities of Edison. The Plan of Reorganization further provided that upon receipt of a private letter ruling (the "Tax Ruling") from the Internal Revenue Service (the "IRS") indicating that no tax liability existed necessitating release of funds from the Pension Plan Tax Reserve, that Edison should remit such funds to the Company. On September 28, 1998, the IRS issued the Tax Ruling. To date, however, Edison has not released the funds held in the Pension Plan Tax Reserve to the Company. Some portion of the Pension Plan Tax Reserve may ultimately be distributed by Edison to the Company. The amount of such distribution (if any), however, cannot be determined at this time. See Note 5 hereof for further discussion of the Pension Plan Tax Reserve.

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

   Also during 1998, certain Class A Membership Unit holders returned 279 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in paid in capital and were available for future distributions to holders of Class A Membership Units. At December 31, 1998 and 1999, Edison has no Class B Membership Units authorized, issued or outstanding.

   In August 1999, $225,018 of proceeds distributed to Members in February 1998 were returned as the checks issued did not clear the bank. See Note 3 above for further discussion.

5. Related parties

   The Manager of the Company is the same financial institution that holds the Company's cash and cash equivalents.

6. Commitments and contingencies

   On March 9, 1999, Edison filed for protection under Chapter 11 of the Bankruptcy Code (the "Petition Date"). Prior to the Petition Date, Edison had not yet released the Pension Plan Tax Reserve to the Company. Therefore, Edison's Chapter 11 filing may have a materially adverse impact on the collectibility of the Pension Plan Tax Reserve discussed in the first paragraph of Note 4 above.

   On April 23, 1999, the Company filed a complaint (the "Complaint") against Edison seeking a declaration that Edison is holding the Pension Plan Tax Reserve in constructive trust for the Company and it is not part of

                              EBS Pension, L.L.C.

Edison's bankruptcy. On June 16, 1999, the Company filed a motion for summary judgment with respect to the Complaint. Edison filed a cross motion for summary judgement on July 30, 1999. A hearing (the "Hearing") on the Company's summary judgment motion was held on December 7, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). At the Hearing, the Bankruptcy judge denied both summary judgement motions citing the existence of genuine issues of material fact, but, in so holding, determined that Edison was holding the Pension Plan Tax Reserve in constructive trust for the Company. Currently, the Company and Edison are engaged in negotiations in an effort to resolve this matter without the need for a trial.

7. Subsequent events

 Cash on deposit as of March 1, 2000

   As of March 1, 2000, the Company had approximately $1.9 million in cash equivalents. This sum represents the Pension Plan Funding amount as of this date and accrued interest earned from January 1, 2000 through January 31, 2000, less disbursements through March 1, 2000. This cash, plus any portion of Pension Plan Tax Reserve that may ultimately be received by the Company, will be used for general operations and for the anticipated cost of legal indemnification of the officers of Edison as contemplated by the Members' Agreement and collecting the Pension Plan Tax Reserve from Edison. Any amounts not used for these purposes will be made available for future distributions to Class A Membership Unit holders.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10--Directors and Executive Officers of the Registrant

   The Company has no directors and the Manager, Norwest Bank Minnesota, N.A., acts as the Company's sole executive officer. The Manager may resign at any time or be removed by the Designation Members (defined below), with or without cause, at any time, such resignation or removal to be effective upon the appointment of a successor Manager. In the event of the resignation or removal of the Manager, the Designation Members may appoint a successor Manager that is not affiliated with Edison. If such appointment does not occur within 90 days, the Manager may petition the Bankruptcy Court for the appointment of a successor Trustee. The "Designation Members" means the three Members who, at the applicable date for any action to be taken by Designation Members, constitute the holders of record of the three largest amounts of Class A Membership Units provided that (1) affiliated persons are treated as a single person for these purposes; (2) no affiliate of Edison may be a Designation Member; and (3) any person may notify the Company that it does not wish to be a Designation Member. See Item 1--Business "Administration and Manager" for further discussion.

Item 11--Executive Compensation

   The Manager is to receive reasonable compensation for services rendered to and on behalf of the Company, as well as reimbursement for the reasonable expenses incurred in connection with the performance of its duties under the Members Agreement. With respect to services rendered during the year ended December 31, 1999, the Company paid approximately $50,000 for services rendered by, and reimbursements due to, the Manager.

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

Item 12--Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information regarding the certificated ownership of the Company's Class A Membership Units of persons owning more than five percent of the outstanding Class A Membership Units as of December 31, 1999. The Manager of the Company owns 115 Class A Membership Units.

                                    Number of
                                     Class A
           Name and Address of      Membership Nature of Certificated
           Certificated Owner         Units          Ownership        Percent
           -------------------      ---------- ---------------------- -------
      Swiss Bank Corporation....... 1,603,998  Sole Voting/Investment  16.0%

      Citibank, N.A................   841,524  Sole Voting/Investment   8.4%

      Principal Mutual Life........   807,659  Sole Voting/Investment   8.1%

      Loeb Partners Corporation....   783,461  Sole Voting/Investment   7.8%

      Contrarian Capital Advisors,
       L.L.C.......................   682,517  Sole Voting/Investment   6.8%

      Morgens Waterfall Overseas
       Partners....................   657,578  Sole Voting/Investment   6.6%

Item 13--Certain Relationships and Related Transactions

   The Manager of the Company is the same financial institution that holds the Company's cash and cash equivalents.

                                    Part IV

Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) 1. The following financial statements and the report thereon of Rubin, Brown, Gornstein & Co., L.L.P. are included in Item 8 of this report:

    Report of Independent Public Accountants

    Balance Sheets as of December 31, 1999 and 1998

    Statements of Operations for the Years Ended December 31, 1999 and 1998
     and the Period Ended December 31, 1997

    Statements of Changes in Members' Equity for the Years Ended December
     31, 1999 and 1998 and the Period Ended December 31, 1997

    Statements of Cash Flows for the Years Ended December 31, 1999 and 1998
     and the Period Ended December 31, 1997

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
      2.1*     Amended Joint Plan of Reorganization of Edison Brothers
               Stores, Inc.

      3.1*     EBS Pension, L.L.C. Certificate of Formation

      3.2*     EBS Pension, L.L.C. Membership Agreement

     23.1      Consent of Independent Public Accountants of ABC

     27.1      Financial Data Schedule

--------
  *Incorporated by reference to the Company's Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No.000-24713).

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

                                          EBS PENSION, L.L.C.
                                          (Registrant)

                                          By: NORWEST BANK MINNESOTA, N.A., in
                                           its
                                             capacity as Manager of EBS
                                              Pension, L.L.C.

                                             /s/ Lon P. LeClair
                                          By: _________________________________
                                            Lon P. LeClair
                                            Vice President

Dated March 30, 2000

                                 EXHIBIT INDEX

 Exhibit
 Number    Item                                                       Location
 -------   ----                                                       --------

  2.1*     Amended Joint Plan of Reorganization of Edison Brothers    Incorporated by reference
           Stores, Inc.
  3.1*     EBS Pension, L.L.C. Certificate of Formation               Incorporated by reference
  3.2*     EBS Pension, L.L.C. Membership Agreement                   Incorporated by reference
 23.1      Consent of Independent Public Accountants                  Filed herewith
 27.1      Financial Data Schedule                                    Filed herewith

--------
*Incorporated by reference to the Company's Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No.000-24713).