Form 10-Q
period 2000-03-31
EBS PENSION LLC
filed 2000-05-15
CIK 1065923

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 000-24713


                              EBS Pension, L.L.C.
            (Exact name of registrant as specified in its charter)

                Delaware                              42-1466520
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)             Identification Number)

     Sixth and Marquette; N9303-120
   Minneapolis, Minnesota  55479-0069
(Address of principal executive offices)

                                (612) 667-4803
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At May 1, 2000 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              EBS PENSION, L.L.C.
                            Statement of Operations
              For the Three Months Ended March 31, 2000 and 1999
              ---------------------------------------------------

                                For the three months
                                   ended March 31,
                                2000           1999
                             (unaudited)    (unaudited)
Income:
   Interest                    $23,662        $20,198
                               -------        -------

    Total income               $23,662        $20,198
                               =======        =======

Expenses:
   Manager fees                $12,466        $12,603
   Transfer agent fees           9,000          7,000
   Legal fees                    7,721          2,000
   Accounting fees               3,000          2,000
   Other                           600          1,713
                               -------        -------

    Total expenses              32,787         25,316
                               -------        -------

Net loss                       $(9,125)       $(5,118)
                               =======        =======

  The accompanying notes are an integral part of these financial statements.

                               EBS PENSION, L.L.C.
                                  Balance Sheet
                       March 31, 2000 and December 31, 1999
                       ------------------------------------
                                                     March 31,
                                                       2000         December 31,
                                                    (unaudited)        1999
Assets
Cash and cash equivalents
   Available for general operations                  $  149,769     $  144,200
   Returned member distributions                        225,018        225,018
   Available for anticipated cost of legal
   indemnification of officers                        1,500,000      1,500,000
Interest receivable                                       8,120          7,436
                                                     ----------     ----------
     Total assets                                    $1,882,907     $1,876,654
                                                     ==========     ==========

Liabilities
Distribution payable                                 $  225,018     $  225,018
Accrued expenses                                        125,144        109,766
                                                     ----------     ----------
     Total liabilities                               $  350,162     $  334,784
                                                     ==========     ==========


Members' equity:
   Membership Units (Class A - 10,000,000
   authorized, issued and outstanding at March 31, 2000 and December 31, 1999, Class B - 0 authorized, issued and outstanding at March 31, 2000 and December 31, 1999)



   Paid-in capital                                    1,667,492      1,667,492
   Retained deficit                                    (134,747)      (125,622)
                                                     ----------     ----------

     Total members' equity                            1,532,745      1,541,870
                                                     ----------     ----------

     Total liabilities and members' equity           $1,882,907     $1,876,654
                                                     ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                    Statement of Changes in Members' Equity
          For the Periods Ended March 31, 2000 and December 31, 1999
          ----------------------------------------------------------


                                 Class A          Class B
                                Membership      Membership        Paid in        Retained
                                  Units            Units          Capital         Deficit         Total
Balance, January 1, 1999        10,000,000            -          $1,667,492      $  13,514      $1,681,006

Current year loss                    -                -               -           (139,136)       (139,136)
                                ----------      -----------      ----------      ---------      ----------

Balance, December 31, 1999      10,000,000            -           1,667,492       (125,622)      1,541,870

Current period loss
 (unaudited)                         -                -               -             (9,125)         (9,125)
                                ----------      -----------      ----------      ---------      ----------
Balance, March 31, 2000
 (unaudited)                    10,000,000            -          $1,667,492      $(134,747)     $1,532,745
                                ==========      ===========      ==========      =========      ==========



  The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                            Statement of Cash Flows
              For the Three Months Ended March 31, 2000 and 1999
              --------------------------------------------------


                                                               For the three months ended
                                                                       March 31,
                                                                 2000             1999
                                                              (unaudited)      (unaudited)
Cash flows from operating activities:
   Net loss                                                   $   (9,125)      $   (5,118)
   Reconciliation of net loss to cash flows provided
   by operating activities:
   (Increase) decrease in interest receivable                       (684)           7,916
   Increase (decrease) in liabilities                             15,378           (3,313)
                                                              ----------       ----------
      Cash flows provided by/(used in) operating
      activities                                                   5,569             (515)
                                                              ----------       ----------

Net increase (decrease) in cash and cash equivalents               5,569             (515)

Cash and cash equivalents at beginning of period               1,869,218        1,786,927
                                                              ----------       ----------
Cash and cash equivalents at end of period                    $1,874,787       $1,786,412
                                                              ==========       ==========




  The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.
Notes to Financial Statements
March 31, 2000 and December 31, 1999
--------------------------------------------------------------------------------

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

2. Summary of significant accounting policies

   This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These principles conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that impact the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Adjustments are of a normal recurring nature.

   Basis of presentation
   These financial statements include the accounts of the Company for the periods from January 1, 1999 through December 31, 1999, January 1, 1999 through March 31, 1999 (unaudited) and January 1, 2000 through March 31, 2000 (unaudited).

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

3. Distribution Payable

   In August 1999, $225,018 of proceeds distributed to Members in February 1998 were returned as the checks were not presented for payment. The funds continue to be held by the Company for the respective Members to claim. Any unclaimed funds will eventually escheat to the appropriate state(s) after the applicable statutory period for unclaimed property has run.

EBS PENSION, L.L.C.
Notes to Financial Statements
March 31, 2000 and December 31, 1999
--------------------------------------------------------------------------------

4. Members' equity

   On September 25, 1997, Edison transferred the right to receive the net cash proceeds from the termination of the Pension Plan in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. The Net Pension Plan Proceeds (as defined in the Plan) amounted to $43.9 million at December 31, 1997 and were due from Edison at that date. Pursuant to the Plan, an additional amount of $5.7 million (the "Pension Plan Tax Reserve") is being held by Edison to satisfy certain fees and tax liabilities of Edison. The Plan of Reorganization further provided that upon receipt of a private letter ruling (the "Tax Ruling") from the Internal Revenue Service (the "IRS") indicating that no tax liability existed necessitating release of funds from the Pension Plan Tax Reserve, that Edison should remit such funds to the Company. On September 28, 1998, the IRS issued the Tax Ruling. To date, however, Edison has not released the funds held in the Pension Plan Tax Reserve to the Company. Some portion of the Pension Plan Tax Reserve may ultimately be distributed by Edison to the Company. The amount of such distribution (if any), however, cannot be determined at this time. See Note 6 hereof for further discussion of the Pension Plan Tax Reserve.

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

   In August 1999, $225,018 of proceeds distributed to members in February 1998 were returned as the checks were not presented for payment. See Note 3 above for further discussion.

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

   On April 23, 1999, the Company filed a complaint (the "Complaint") against Edison seeking a declaration that Edison is holding the Pension Plan Tax Reserve in constructive trust for the Company and it is not part of Edison's bankruptcy. On June 16, 1999, the Company filed a motion for summary judgment with respect to the Complaint. Edison filed a cross motion for summary judgment on July 30, 1999. A hearing (the "Hearing") on the Company's summary judgment motion was held on December 7, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). At the Hearing, the Bankruptcy judge denied both summary judgment

EBS PENSION, L.L.C.
Notes to Financial Statements
March 31, 2000 and December 31, 1999
--------------------------------------------------------------------------------

   motions citing the existence of genuine issues of material fact, but, in so holding, determined that Edison was holding the Pension Plan Tax Reserve in constructive trust for the Company.

7. Subsequent Events (unaudited)

   Cash on Deposit as of April 25, 2000
   As of April 25, 2000, the Company had approximately $1.9 million in cash and cash equivalents, including the unclaimed funds discussed above in Note 3. This sum represents the Pension Plan Funding amount as of this date and accrued interest through March 31, 2000, less disbursements through April 25, 2000. This cash, plus any portion of Pension Plan Tax Reserve that may ultimately be received by the Company, will be used for general operations and for the anticipated cost of legal indemnification of the officers of Edison as contemplated by the Members' Agreement and collecting the Pension Plan Tax Reserve from Edison. Any amounts not used for these purposes will be made available for future distributions to Class A Membership Unit holders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2000 through March 31, 2000 (unaudited) and January 1, 1999 through March 31, 1999 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

Results of Operations/Overview

     The Company, which was formed pursuant to the Amended Joint Plan of Reorganization Under Chapter 11 of the U.S. Bankruptcy Code filed by the Debtors (the "Plan") and the Members Agreement, is a limited purpose entity which was organized for the exclusive purposes of (a) receiving and administering the Company Assets, and (b) distributing the Company Assets to holders of the Company's Class A Membership Units pursuant to the terms of the Members Agreement.

     On January 23, 1998, the Company received from Edison, Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the year ended December 31, 1999 and 1998, the Company recognized $80,314 and $321,488 of interest income, respectively. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the three month periods ended March 31, 2000 and 1999, the Company recognized $23,662 and $20,198 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve, (3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

     The Company's general and administrative expenses consist primarily of fees payable to the Manager, the Transfer Agent, and the Company's lawyers, accountants, and auditors. The Company had expenses of $219,450, $256,064 and $51,910 for the years ended December 31, 1999 and 1998 and for the period ended December 31, 1997, respectively. During the three month periods ended March 31, 2000 and 1999, the Company had expenses of $32,787 and $25,316, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to collect the Pension Plan Tax Reserve from Edison.

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

     At December 31, 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At March 31, 2000, the Company had cash and cash equivalents of approximately $1.9 million, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

     The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.

Quarterly Comparison

Three Months ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Total income for the three months ended March 31, 2000 was $23,662 compared to $20,198 for the three months ended March 31, 1999. This increase is due to slightly higher cash balances on hand for the respective periods.

     Total expenses increased $7,471 due primarily to an increase in legal fees in the attempt to resolve matters surrounding the Pension Plan Tax Reserve.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     Other than matters discussed in Part I, Item 2 of this Quarterly Report, the Company is not involved in any legal proceedings.

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


                                    EBS PENSION, L.L.C.

                                    By: NORWEST BANK MINNESOTA, N.A., in its
                                        capacity as Manager of EBS Pension,
                                        L.L.C.



                                    By: /s/ Lon P. LeClair
                                        ------------------------------
Date:  May 15, 2000                     Lon P. LeClair
                                        Vice President