Form 10-Q
period 2000-06-30
EBS PENSION LLC
filed 2000-08-16
CIK 1065923

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 000-24713


                              EBS Pension, L.L.C.
            (Exact name of registrant as specified in its charter)

                   Delaware                             42-1466520
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)            Identification Number)

        Sixth and Marquette; N9303-120
         Minneapolis, Minnesota  55479
   (Address of principal executive offices)

                                 (612) 667-4803
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At August 1, 2000 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements




                              EBS PENSION, L.L.C.
                            Statement of Operations
                      For the Three and Six Month Periods
                         Ended March 31, 2000 and 1999
                         -----------------------------

                                          For the three months          For the six months
                                              ended June 30,               ended June 30,
                                           2000           1999          2000           1999
                                       (unaudited)    (unaudited)    (unaudited)    (unaudited)
Income:
   Interest                             $ 25,283       $ 18,627      $   48,945     $   38,825
                                        --------       --------      ----------     ----------
     Total income                       $ 25,283       $ 18,627      $   48,945     $   38,825
                                        ========       ========      ==========     ==========
Expenses:
   Accounting fees                      $ 14,502       $  1,000      $   17,502     $    3,000
   Legal fees                             13,683         23,950          21,404         25,950
   Manager fees                           12,467         12,466          24,933         25,068
   Transfer agent and
     settlement administration fees        9,000         19,000          18,000         26,000
   Other                                     600          4,118           1,200          5,832
                                        --------       --------      ----------     ----------
     Total expenses                       50,252         60,534          83,039         85,850
                                        --------       --------      ----------     ----------
Net loss                                $(24,969)      $(41,907)     $  (34,094)    $  (47,025)
                                        ========       ========      ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                                 Balance Sheet
                      June 30, 2000 and December 31, 1999
                      -----------------------------------

                                                          June 30,       December 31,
                                                            2000             1999
                                                         (unaudited)
Assets
Cash and cash equivalents
   Available for general operations                      $  125,836       $  144,200
   Returned member distributions                            262,057          225,018
   Available for anticipated cost of legal
     indemnification of officers                          1,500,000        1,500,000
Interest receivable                                           8,465            7,436
                                                         ----------       ----------
       Total assets                                      $1,896,358       $1,876,654
                                                         ==========       ==========


Liabilities
Distribution payable                                     $  262,057       $  225,018
Accrued expenses                                            126,525          109,766
                                                         ----------       ----------
       Total liabilities                                 $  388,582       $  334,784
                                                         ==========       ==========

Members' equity:
   Membership Units (Class A - 10,000,000
     authorized, issued and outstanding at
     June 30, 2000 and December 31, 1999,
     Class B - 0 authorized, issued and outstanding at
     June 30, 2000 and December 31, 1999)
   Paid-in capital                                        1,667,492        1,667,492
   Retained deficit                                        (159,716)        (125,622)
                                                         ----------       ----------
       Total members' equity                              1,507,776        1,541,870
                                                         ----------       ----------
       Total liabilities and members' equity             $1,896,358       $1,876,654
                                                         ==========       ==========

The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                    Statement of Changes in Members' Equity
                  For the Six Months Ended June 30, 2000 and
                     For the Year Ended December 31, 1999
                     ------------------------------------

                                     Class A         Class B
                                    Membership     Membership       Paid in       Retained
                                      Units           Units         Capital        Deficit         Total
Balance, January 1, 1999            10,000,000          -          $1,667,492     $  13,514      $1,681,006
Current year loss                        -              -               -          (139,136)       (139,136)
                                    ----------     -----------     ----------     ---------      ----------
Balance, December 31, 1999          10,000,000          -           1,667,492      (125,622)      1,541,870
Current period loss (unaudited)          -              -               -           (34,094)        (34,094)
                                    ----------     -----------     ----------     ---------      ----------
Balance, June 30, 2000
(unaudited)                         10,000,000          -          $1,667,492     $(159,716)     $1,507,776
                                    ==========     ===========     ==========     =========      ==========

  The accompanying notes are an integral part of these financial statements.

                                EBS PENSION, L.L.C.
                              Statement of Cash Flows
                  For the Six Months Ended June 30, 2000 and 1999
                  -----------------------------------------------

                                                         For the six months ended
                                                                 June 30,
                                                             2000         1999
                                                         (unaudited)   (unaudited)
Cash flows from operating activities:
   Net loss                                              $  (34,094)    $  (47,025)
   Reconciliation of net loss to cash flows provided
    by (used in) operating activities:
   (Increase) decrease in interest receivable                (1,029)         8,145
   Increase in liabilities                                   53,798          6,753
                                                         ----------     ----------
      Cash flows provided by/(used in)
      operating activities                                   18,675        (32,127)
                                                         ----------     ----------
Net increase (decrease) in cash and cash equivalents         18,675        (32,127)
Cash and cash equivalents at beginning of period          1,869,218      1,786,927
                                                         ----------     ----------
Cash and cash equivalents at end of period               $1,887,893     $1,754,800
                                                         ==========     ==========

   The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.
Notes to Financial Statements
June 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------


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


    Basis of Presentation

    These financial statements include the accounts of the Company for the periods from January 1, 1999 through December 31, 1999, January 1, 1999 through June 30, 1999 (unaudited) and January 1, 2000 through June 30, 2000 (unaudited), April 1, 1999 through June 30, 1999 (unaudited) and April 1, 2000 through June 30, 2000 (unaudited).


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

EBS PENSION, L.L.C.
Notes to Financial Statements
June 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------


3.  Distribution Payable

    Through June 2000, a total of $262,057 of proceeds distributed to Members in February 1998 were returned as the checks issued did not clear the bank. The funds continue to be held by the Company for the respective Members to claim.

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

    In August 1999, $225,018 of proceeds distributed to Members in February 1998 were returned as the checks issued did not clear the bank. In June 2000, $37,039 of proceeds distributed to Members in February 1998 were returned as the checks issued did not clear the bank. See Note 3 above for further discussion.


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

EBS PENSION, L.L.C.
Notes to Financial Statements
June 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------


    filing may have a materially adverse impact on the collectibility of the Pension Plan Tax Reserve discussed in the first paragraph of Note 4 above.

    On April 23, 1999, the Company filed a complaint (the "Complaint") against Edison seeking a declaration that Edison is holding the Pension Plan Tax Reserve in constructive trust for the Company and it is not part of Edison's bankruptcy. On June 16, 1999, the Company filed a motion for summary judgment with respect to the Complaint. Edison filed a cross motion for summary judgment on July 30, 1999. A hearing (the "Hearing") on the Company's summary judgment motion was held on December 7, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). At the Hearing, the Bankruptcy judge denied both summary judgment motions citing the existence of genuine issues of material fact, but, in so holding, determined that Edison was holding the Pension Plan Tax Reserve in constructive trust for the Company. Currently, the Company and Edison are engaged in negotiations in an effort to resolve this matter without the need for a trial.

    On or about April 28, 2000, the Debtors filed a Motion for an Order Directing the Appointment of a Chapter 11 Trustee Pursuant to Section 1104 of the Bankruptcy Code. The Bankruptcy Court conducted a hearing on this motion on May 16, 2000 and then entered an Order approving it shortly thereafter. On May 30, 2000, the United States trustee for the District of Delaware applied for an order appointing a Chapter 11 Trustee in the Debtors' Chapter 11 cases. The Bankruptcy Court granted the application on the same day. Thereafter, on June 16, 2000, the Chapter 11 Trustee filed a Motion to Convert Case to Chapter 7 Pursuant to Sections 1112(a) and (b) of the Bankruptcy Code, which motion was approved by order of the Bankruptcy Court dated July 5, 2000.


7.  Subsequent Events (unaudited)

    Cash on Deposit as of July 15, 2000

    As of July 15, 2000, the Company had approximately $1.9 million in cash and cash equivalents. This sum represents the Pension Plan Funding amount as of this date and accrued interest through June 30, 2000, less disbursements through July 15, 2000. This cash, excluding the $262,057 of returned member distributions, plus any portion of Pension Plan Tax Reserve that may ultimately be received by the Company, will be used for general operations and for the anticipated cost of legal indemnification of the officers of Edison as contemplated by the Members' Agreement and collecting the Pension Plan Tax Reserve from Edison. Any amounts not used for these purposes will be made available for future distributions to Class A Membership Unit holders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2000 through June 30, 2000 (unaudited) and January 1, 1999 through June 30, 1999 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.


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

     On January 23, 1998, the Company received from Edison, Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the year ended December 31, 1998 and 1999, the Company recognized $321,488 and $80,314 of interest income, respectively. During the six month periods ended June 30, 2000 and 1999, the Company recognized $48,945 and $38,825 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve, (3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

     The Company's general and administrative expenses consist primarily of fees payable to the Manager, the Transfer Agent, and the Company's lawyers, accountants, and auditors. The Company had expenses of $219,450, $256,064 and $51,910 for the years ended December 31, 1999 and 1998 and for the period ended December 31, 1997, respectively. During the six month periods ended June 30, 2000 and 1999, the Company had expenses of $83,039 and $85,850, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to collect the Pension Plan Tax Reserve from Edison.

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

     At December 31, 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At

June 30, 2000, the Company had cash and cash equivalents of approximately $1.9 million, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

     On April 23, 1999, the Company filed a complaint (the "Complaint") against Edison seeking a declaration that Edison is holding the Pension Plan Tax Reserve in constructive trust for the Company and it is not part of Edison's bankruptcy. On June 16, 1999, the Company filed a motion for summary judgment with respect to the Complaint. Edison filed a cross motion for summary judgment on July 30, 1999. A hearing (the "Hearing") on the Company's summary judgment motion was held on December 7, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). At the Hearing, the Bankruptcy judge denied both summary judgment motions citing the existence of genuine issues of material fact, but, in so holding, determined that Edison was holding the Pension Plan Tax Reserve in constructive trust for the Company.

     On or about April 28, 2000, the Debtors filed a Motion for an Order Directing the Appointment of a Chapter 11 Trustee Pursuant to Section 1104 of the Bankruptcy Code. The Bankruptcy Court conducted a hearing on this motion on May 16, 2000 and then entered an Order approving it shortly thereafter. On May 30, 2000, the United States trustee for the District of Delaware applied for an order appointing a Chapter 11 Trustee in the Debtors' chapter 11 cases. The Bankruptcy Court granted the application on the same day. Thereafter, on June 16, 2000, the Chapter 11 Trustee filed a Motion to Convert Case to Chapter 7 Pursuant to Sections 1112(a) and (b) of the Bankruptcy Code, which motion was approved by order of the Bankruptcy Court dated July 5, 2000.

     The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.


Quarterly Comparison

Six Months ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Total income for the six months ended June 30, 2000 was $48,945 compared to $38,825 for the six months ended June 30, 1999. This increase is due to slightly higher cash balances as a result of returned member distributions and an increase in interest rates.

     Total expenses decreased $2,811 due primarily to a decrease in general and administrative fees.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

   Other than the matters discussed in Part I, Item 2 of this Quarterly Report, the Company is not involved in any legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

   (A) Exhibits       Description
       --------       -----------

     2.1*    Amended Joint Plan of Reorganization of Edison Brothers Stores,
             Inc.

     3.1*    EBS Pension, L.L.C. Certificate of Formation

     3.2*    EBS Pension, L.L.C. Membership Agreement

     27.1    Financial Data Schedule


* Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form 10 originally filed with the SEC on July 29, 1998 (SEC File No. 000-24713).

   (B)    Reports on Form 8-K

     None.

                                   Signatures
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EBS PENSION, L.L.C.

                                    By:  WELLS FARGO BANK MINNESOTA, N.A.,
                                         in its capacity as Manager of
                                         EBS Pension, L.L.C.


                                    By: /s/  Lon P. LeClair
                                       --------------------
Date:  August 15, 2000                 Lon P. LeClair
                                       Vice President