Form 10-Q
period 2000-09-30
EBS PENSION LLC
filed 2000-11-13
CIK 1065923

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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


At November 1, 2000 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements




                              EBS PENSION, L.L.C.
                            Statement of Operations
                     For the Three and Nine Month Periods
                       Ended September 30, 2000 and 1999
                       ---------------------------------

                                   For the three months                   For the nine months
                                    ended September 30,                   ended September 30,
                                     2000          1999                2000                  1999
                                  (unaudited)   (unaudited)         (unaudited)           (unaudited)
Income:
  Interest                         $ 27,409      $ 19,589           $   76,354            $   58,414
                                   --------      --------           ----------            ----------

      Total income                 $ 27,409      $ 19,589           $   76,354            $   58,414
                                   ========      ========           ==========            ==========


Expenses:
  Manager fees                     $ 12,604      $ 12,056           $   37,537            $   37,127
  Accounting fees                    11,000         2,000               28,502                 5,000
  Legal fees                         10,549        21,396               31,953                47,346
  Transfer agent and
    administration fees               9,000        28,000               27,000                54,000
  Other                               1,600           179                2,800                 6,010
                                   --------      --------           ----------            ----------

      Total expenses                 44,753        63,631              127,792               149,483
                                   --------      --------           ----------            ----------

Net loss                           $(17,344)     $(44,042)          $  (51,438)           $  (91,069)
                                   ========      ========           ==========            ==========

  The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                                 Balance Sheet
                   September 30, 2000 and December 31, 1999
                   ----------------------------------------

                                               September 30, 2000    December 31, 1999
                                                (unaudited)
Assets
Cash and cash equivalents
  Available for general operations                  $  142,595          $  144,200
  Returned member distributions                        262,057             225,018
  Available for anticipated cost of legal            1,500,000           1,500,000
    indemnification of officers
Interest receivable                                      9,100               7,436
                                                    ----------          ----------
                                                    $1,913,752          $1,876,654
    Total assets                                    ==========          ==========


Liabilities
Distribution payable                                $  262,057          $  225,018
Accrued expenses                                       161,263             109,766
                                                    ----------          ----------
    Total liabilities                               $  423,320          $  334,784
                                                    ==========          ==========

Members' equity:
Membership Units (Class A - 10,000,000
authorized, issued and outstanding at
September 30, 2000 and December 31, 1999,
Class B - 0 authorized, issued and
outstanding at September 30, 2000 and
December 31, 1999)
Paid-in capital                                      1,667,492           1,667,492
Retained deficit                                      (177,060)           (125,622)
                                                    ----------          ----------
    Total members' equity                            1,490,432           1,541,870
                                                    ----------          ----------
    Total liabilities and members' equity           $1,913,752          $1,876,654
                                                    ==========          ==========

  The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                    Statement of Changes in Members' Equity
               For the Nine Months Ended September 30, 2000 and
                     For the Year Ended December 31, 1999
                     ------------------------------------

                                    Class A      Class B
                                   Membership   Membership     Paid in     Retained
                                     Units        Units        Capital     Deficit       Total
Balance, January 1, 1999           10,000,000            -   $1,667,492   $  13,514    $1,681,006
Current year loss                           -            -            -    (139,136)     (139,136)
                                   ----------  -----------   ----------   ---------    ----------
Balance, December 31, 1999         10,000,000            -    1,667,492    (125,622)    1,541,870
Current period loss (unaudited)             -            -            -     (51,438)      (51,438)
                                   ----------  -----------   ----------   ---------    ----------
Balance, September 30, 2000        10,000,000            -   $1,667,492   $(177,060)   $1,490,432
 (unaudited)                       ==========  ===========   ==========   =========    ==========

  The accompanying notes are an integral part of these financial statements.

                                EBS PENSION, L.L.C.
                              Statement of Cash Flows
               For the Nine Months Ended September 30, 2000 and 1999
               -----------------------------------------------------

                                                        For the nine months ended
                                                               September 30,

                                                            2000          1999
                                                        (unaudited)    (unaudited)
Cash flows from operating activities:
   Net loss                                              $  (51,438)    $  (91,069)
   Reconciliation of net loss to cash flows provided
    by (used in) operating activities:
   (Increase) decrease in interest receivable                (1,664)         7,280
   Increase (decrease) in liabilities                        51,497        (68,176)
                                                         ----------     ----------

      Cash flows used in operating activities                (1,605)      (151,965)
                                                         ----------     ----------

Cash flows from financing activities:
   Proceeds from canceled checks                             37,039        225,018
                                                         ----------     ----------

     Cash flows provided by financing activities             37,039        225,018

Net increase in cash and cash equivalents                    35,434         73,053

Cash and cash equivalents at beginning of period          1,869,218      1,786,927
                                                         ----------     ----------

Cash and cash equivalents at end of period               $1,904,652     $1,859,980
                                                         ==========     ==========

  The accompanying notes are an integral part of these financial statements.

     EBS PENSION, L.L.C.
     Notes to Financial Statements
     September 30, 2000 and December 31, 1999
     ------------------------------------------------------------------------

1.   Description of Business

     EBS Pension, L.L.C. (the "Company") is governed by a Members Agreement, dated as of September 25, 1997 (the "Members Agreement"). Pursuant to the Members Agreement, the Company is organized for the exclusive purposes of
     (a) receiving and administering the cash proceeds (the "Pension Plan Proceeds") received by Edison Brothers Stores, Inc. ("Edison") and its affiliated debtors in possession (collectively with Edison, the "Debtors") as a result of the termination of the Edison Brothers Stores, Inc. Pension Plan (the "Pension Plan"), net of (i) the Pension Plan assets transferred to qualified replacement pension plans, (ii) all costs, fees and expenses relating to termination of the Pension Plan and establishment of replacement plans, and (iii) all applicable taxes incurred or for which a reserve is established in connection with termination of the Pension Plan, and (b) distributing such assets to holders of Class A Membership Units (the "Members") in accordance with the Members Agreement.

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

     Basis of Presentation

     These financial statements include the accounts of the Company for the periods from January 1, 1999 through December 31, 1999, January 1, 1999 through September 30, 1999 (unaudited) and January 1, 2000 through September 30, 2000 (unaudited), July 1, 1999 through September 30, 1999 (unaudited) and July 1, 2000 through September 30, 2000 (unaudited).

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

     EBS PENSION, L.L.C.
     Notes to Financial Statements
     September 30, 2000 and December 31, 1999
     ------------------------------------------------------------------------

3.   Distribution Payable

     Through September 2000, a total of $262,057 of proceeds distributed to Members in February 1998 were returned as the checks issued did not clear the bank. The funds continue to be held by the Company for the respective Members to claim.

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

6.   Commitments and Contingencies

     On March 9, 1999, Edison filed for protection under Chapter 11 of the Bankruptcy Code (the "Petition Date"). Prior to the Petition Date, Edison had not yet released the Pension Plan Tax Reserve to the Company. Therefore, Edison's Chapter 11 filing may have a materially adverse impact on the collectibility of the Pension Plan Tax Reserve discussed in the first

EBS PENSION, L.L.C.
Notes to Financial Statements
September 30, 2000 and December 31, 1999
-------------------------------------------------------------------------

paragraph of Note 4 above. The Company has continued to pursue the receipt of these proceeds in fiscal 2000, however no judgment as to the amount, if any, to be received has been made at this time.

On April 23, 1999, the Company filed a complaint (the "Complaint") against Edison seeking a declaration that Edison is holding the Pension Plan Tax Reserve in constructive trust for the Company and it is not part of Edison's bankruptcy estate. On June 16, 1999, the Company filed a motion for summary judgment with respect to the Complaint. Edison filed a cross motion for summary judgment on July 30, 1999. A hearing (the "Hearing") on the Company's summary judgment motion was held on December 7, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). At the Hearing, the Bankruptcy judge denied both summary judgment motions citing the existence of genuine issues of material fact, but, in so holding, determined that Edison was holding the Pension Plan Tax Reserve in constructive trust for the Company. After the Hearing, the Company and Edison made several attempts to resolve this matter without the need for trial, but were unsuccessful in these efforts. Both Edison and the Company have submitted pleadings in support of entry of judgment in favor of their respective positions.

On or about April 28, 2000, the Debtors filed a Motion for an Order Directing the Appointment of a Chapter 11 Trustee Pursuant to Section 1104 of the Bankruptcy Code. The Bankruptcy Court conducted a hearing on the this motion on May 16, 2000 and then entered an Order approving it shortly thereafter. On May 30, 2000, the United States trustee for the District of Delaware applied for an order appointing a Chapter 11 Trustee in the Debtors' Chapter 11 cases. The Bankruptcy Court granted the application on the same day. Thereafter, on June 16, 2000, the Chapter 11 Trustee filed a Motion to Convert Case to Chapter 7 Pursuant to Sections 1112(a) and (b) of the Bankruptcy Code, which motion was approved by order of the Bankruptcy Court dated July 5, 2000.

7.   Subsequent Events (unaudited)

Cash on Deposit as of October 31, 2000

As of October 31, 2000, the Company had approximately $1.9 million in cash and cash equivalents. This sum represents the Pension Plan Funding amount as of this date and accrued interest through September 30, 2000, less disbursements through October 31, 2000. This cash, excluding the $262,057 of returned member distributions, plus any portion of Pension Plan Tax Reserve that may ultimately be received by the Company, will be used for general operations and for the anticipated cost of legal indemnification of the officers of Edison as contemplated by the Members' Agreement and collecting the Pension Plan Tax Reserve from Edison. Any amounts not used for these purposes will be made available for future distributions to Class A Membership Unit holders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2000 through September 30, 2000 (unaudited) and January 1, 1999 through September 30, 1999 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.


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

     On January 23, 1998, the Company received from Edison, Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the year ended December 31, 1999 and 1998, the Company recognized $80,314 and $321,488 of interest income, respectively. During the nine month periods ended September 30, 2000 and 1999, the Company recognized $76,354 and $58,414 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve, (3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

     The Company's general and administrative expenses consist primarily of fees payable to the Manager, the Transfer Agent, and the Company's lawyers, accountants, and auditors. The Company had expenses of $219,450, $256,064 and $51,910 for the years ended December 31, 1999 and 1998 and for the period ended December 31, 1997, respectively. During the nine month periods ended September 30, 2000 and 1999, the Company had expenses of $127,792 and $149,483, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to collect the Pension Plan Tax Reserve from Edison.

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

     At December 31, 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At September 30, 2000, the Company had cash and cash equivalents of approximately $1.9 million, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things,
(1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

     On April 23, 1999, the Company filed a complaint (the "Complaint") against Edison seeking a declaration that Edison is holding the Pension Plan Tax Reserve in constructive trust for the Company and it is not part of Edison's bankruptcy estate. On June 16, 1999, the Company filed a motion for summary judgment with respect to the Complaint. Edison filed a cross motion for summary judgment on July 30, 1999. A hearing (the "Hearing") on the Company's summary judgment motion was held on December 7, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). At the Hearing, the Bankruptcy judge denied both summary judgment motions citing the existence of genuine issues of material fact, but, in so holding, determined that Edison was holding the Pension Plan Tax Reserve in constructive trust for the Company. After the Hearing, the Company and Edison made several attempts to resolve this matter without the need for trial, but were unsuccessful in these efforts. Both Edison and the Company have submitted pleadings in support of entry of judgment in favor of their respective positions.

     On or about April 28, 2000, the Debtors filed a Motion for an Order Directing the Appointment of a Chapter 11 Trustee Pursuant to Section 1104 of the Bankruptcy Code. The Bankruptcy Court conducted a hearing on the this motion on May 16, 2000 and then entered an Order approving it shortly thereafter. On May 30, 2000, the United States trustee for the District of Delaware applied for an order appointing a Chapter 11 Trustee in the Debtors' chapter 11 cases. The Bankruptcy Court granted the application on the same day. Thereafter, on June 16, 2000, the Chapter 11 Trustee filed a Motion to Convert Case to Chapter 7 Pursuant to Sections 1112(a) and (b) of the Bankruptcy Code, which motion was approved by order of the Bankruptcy Court dated July 5, 2000.

     In September 2000, the Company filed a motion with the United States Bankruptcy Court, District of Delaware to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. Section 1.4 of the Company's Members Agreement limits the Company's existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. Therefore, the Company's existence was set to expire on September 26, 2000 unless extended by the Bankruptcy Court. In its motion, the Company argued that the Company's members would be best served by permitting the Company to remain a going concern. The Bankruptcy Court granted the Company's motion to extend the existence of the Company for an additional two-year term.

     The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.


Quarterly Comparison

Nine Months ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Total income for the nine months ended September 30, 2000 was $76,354 compared to $58,414 for the nine months ended September 30, 1999. This increase is due to slightly higher cash balances as a result of returned member distributions and an increase in interest rates.

     Total expenses decreased $21,691 due primarily to a decrease in transfer agent and administration fees and a decrease in legal fees.

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


                                  EBS PENSION, L.L.C.

                                  By: WELLS FARGO, BANK MINNESOTA, N.A.,
                                      in its capacity as Manager of EBS
                                      Pension, L.L.C.


                                  By: /s/ Lon P. LeClair
                                      ---------------------------------
Date:  November 10, 2000              Lon P. LeClair
                                      Vice President