Form 10-K405
period 2000-12-31
EBS PENSION LLC
filed 2001-03-30
CIK 1065923

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

                  For the fiscal year ended December 31, 2000

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

                       Wells Fargo Bank Minnesota, N.A.
                        Sixth and Marquette: N9303-120
                         Minneapolis, Minnesota 55479
                   (Address of principal executive offices)

Registrant's telephone number, including area code (612) 667-4803

Securities registered pursuant to Section 12(b) of the Act:

                                     None

Securities registered pursuant to Section 12(g) of the Act:

                           Class A Membership Units
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   There is no aggregate market value of the registrant's Class A Membership Units held by nonaffiliates of the registrant as of December 31, 2000. Book value of the registrant's Class A Membership Units as of December 31, 2000 was approximately $1.4 million.

   There were 10,000,000 Class A Membership Units outstanding as of March 15, 2001.

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

   The Company was established pursuant to the Plan and the EBS Pension, L.L.C. Members Agreement (the "Members Agreement"). Under the Plan, each holder of an Allowed General Unsecured Claim (as defined in the Plan) against Edison was entitled to receive a distribution on account of such claims, which distribution included, among other things, the holder's pro rata share of Class A Membership Units in the Company. The initial distribution date under the Plan occurred on or about December 12, 1997. Accordingly, in late December of 1997, holders of Allowed General Unsecured Claims began receiving membership certificates evidencing their ownership of Class A Membership Units in the Company. As of December 31, 2000 there were 10,000,000 Class A Membership Units and 0 Class B Membership Units of the Company issued and outstanding.

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

 Administration and the Manager

   The Company has no employees. The affairs of the Company are managed by the Manager. The Manager of the Company, as duly designated by the Official Committee of Unsecured Creditors appointed in the Debtors' Chapter 11 Case (the "Creditors' Committee"), is Wells Fargo Bank Minnesota, N.A. (formerly known as, Norwest Bank Minnesota, N.A.) (in such capacity, the "Manager"). As contemplated by the Members Agreement, the principal office of the Company is maintained at the principal office of the Manager, which is located at Sixth and Marquette: N9303-120, Minneapolis, Minnesota 55479, Attn: Lon P. LeClair. The telephone number is (612) 667-4803.

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

   The Manager is empowered to retain such independent experts and advisors (including, but not limited to, law firms, tax advisors, consultants, or other professionals) as the Manager may select to aid in the performance of its duties and responsibilities and to perform such other functions as may be appropriate in furtherance of the intent and purposes of the Members Agreement. The Manager has selected the law firm of Jones, Day, Reavis & Pogue ("Jones Day") to serve as counsel to the Company. Prior to the Effective Date, Jones Day served as counsel to the Creditors' Committee. The Manager has selected PricewaterhouseCoopers LLP to provide the Company with financial reporting and consulting services as well as tax-related services. The Manager, who also serves as the Disbursing Agent under the Plan and the Transfer Agent under the Members Agreement, maintains the ownership registers of the Company, coordinates distributions to Members of the Company and performs related administrative duties. Rubin, Brown, Gornstein & Co., LLP serves as the Company's independent auditors.

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

 Term of the Company; Dissolution

   The Company's existence was originally scheduled to terminate (unless dissolved earlier) on September 26, 2000 (the third anniversary of the Effective Date). However, the Manager (with the approval of Bankruptcy Court) extended the Company's existence until September 26, 2002. At the end of this period, if the Company Assets have not been fully liquidated and distributed or all Disputed General Unsecured Claims (as defined in the Plan) have not been resolved then the Company's existence may be extended for another two year period. The Company may also be earlier dissolved because of an adjudication of the Bankruptcy Court or because of the unanimous written consent of all Members. In the event of the Company's dissolution, following the payment of, or provision for, all debts and liabilities of the Company and all expenses of liquidation, and subject to the right of the Liquidating Agent (as defined in the Members Agreement) to set up reasonable cash reserves for any contingent or unforeseen liabilities or obligations of the Company, all assets of the Company (or the proceeds thereof) will be distributed to the Members in accordance with their respective Capital Account balances. No Member will have any recourse against Edison or any other Member for any distributions with respect to such Member's Capital Account balances.

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

      Total Pension Plan Proceeds Received......................... $43,985,315
      January Interest Earned...................................... $    35,197
      TOTAL FUNDS ON DEPOSIT (2/11/98)............................. $44,020,512
      less:
      Reserve for Litigation Indemnification....................... $ 1,500,000
      Reserve for Administrative Expenses.......................... $   300,000
      Tax Distribution to Edison................................... $       959
      TOTAL AMOUNT AVAILABLE FOR FIRST DISTRIBUTION TO MEMBERS..... $42,219,553
      less:
      Reserve for Disputed Claims and Claims Not Yet Eligible for
       Distribution................................................ $ 2,792,397
      TOTAL DISTRIBUTED TO HOLDERS OF CLASS A MEMBERSHIP UNITS ON
       FEBRUARY 13, 1998........................................... $39,427,156

   The reserve for litigation indemnification (the "Indemnification Reserve") was established in accordance with the Plan and the Members Agreement. See "Item 2. Financial Information--Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

   A meeting of Edison's largest creditors convened on Friday, March 19, 1999 at the office of the United States Trustee for the District of Delaware (the "United States Trustee"). At this meeting, the United States Trustee appointed representatives of creditors to the Official Creditors' Committee (the "1999 Committee"). The Company was not appointed to the Committee.

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

   In August 1999, the Company received returned distributions totaling approximately $225,000 (as of December 2000, that amount has increased to approximately $262,000 due to more returned distributions). Pursuant to the Company's Members' Agreement, for the past 18 months, the Manager has made attempts to distribute these funds to the respective members. Currently, the funds are being held by the Company, available for the respective members to claim. Any unclaimed funds will eventually escheat to the state in which they were disbursed according to that state's statutory period for unclaimed property.

   As of December 31, 1999, the balance in the Company's operating account was $144,200. Following satisfaction of administrative expenses, any funds remaining on deposit were made available for distribution to holders of Class A Membership Units in the Company.

   On or about April 28, 2000, the Debtors filed a Motion for an Order Directing the Appointment of a Chapter 11 Trustee Pursuant to Section 1104 of the Bankruptcy Code. The Bankruptcy court conducted a hearing on this motion on May 16, 2000 and then entered an Order approving it shortly thereafter. On May 30, 2000, the United States trustee for the District of Delaware applied for an order appointing Alan M. Jacobs as Chapter 11 Trustee in the Debtors' chapter 11 cases. The Bankruptcy Court granted the application on the same day. Thereafter, on

June 16, 2000, the Chapter 11 Trustee filed a Motion to Convert Case to Chapter 7 Pursuant to Sections 1112 (a) and (b) of the Bankruptcy Code, which motion was approved by order of the Bankruptcy Court dated July 5, 2000.

   As mentioned above, in September 2000, the Company filed a motion with the United States Bankruptcy Court, District of Delaware to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. Section 1.4 of the Company's Members Agreement limits the Company's existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. Therefore, the Company's existence was set to expire on September 26, 2000 unless extended by the Bankruptcy Court. In its motion, the Company argued that the Company's members would be best served by permitting the Company to remain a going concern. The Bankruptcy Court granted the Company's motion to extend the existence of the Company for an additional two-year term.

   On October 17, 2000, the Debtors and the Company stipulated to a schedule pursuant to which they would each submit to the Bankruptcy Court a motion for entry of judgment with respect to the Complaint (the "Scheduling Stipulation"). The Scheduling Stipulation also provided that each party would be permitted to submit an answer brief and a subsequent reply brief. Further, under the Scheduling Stipulation, the parties waived their right to request an oral argument on their respective motions for judgment. The parties have filed and served the appropriate pleadings in accordance with the Scheduling Stipulation and currently are waiting for a ruling from the Bankruptcy Court.

   As of December 31, 2000, the balance in the Company's operating account was $145,277. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

Item 2--Properties

   The Company does not own or lease any property.

Item 3--Legal Proceedings

   Other than the proceedings described in Item 1 of this Annual Report on Form 10-K, the Company is not involved in any legal proceedings.

Item 4--Submission of Matters to a Vote of Security-Holders

   No matters were submitted to holders of Membership Units for vote during the fiscal year ended December 31, 2000.

                                    PART II

Item 5--Market for Registrant's Common Equity and Related Stockholder Matters

   There is no established public trading market for the Company's Class A Membership Units. As of December 31, 2000, there were 2,043 certified holders of record of the Class A Membership Units. See Item 12--"Security Ownership of Certain Beneficial Owners and Management" for more information.

Item 6--Selected Financial Data

   The following table sets forth selected financial information of the Company as of and for the years ended December 31, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997 since the Inception Date. The selected financial data as of and for the years ended December 31, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997 has been derived from the Company's financial statements, which were audited by Rubin, Brown, Gornstein & Co., LLP. The following information should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations," presented below.

                             Year ended   Year ended   Year ended    Period ended
                            December 31, December 31, December 31,   December 31,
                                2000         1999         1998         1997(1)
                            ------------ ------------ ------------   ------------
Operating Statement Data:
Interest income...........     103,917       80,314      321,488               0
General and administrative
 expenses.................     212,141      219,450      256,064          51,910
Net (loss) income.........    (108,224)    (139,136)      65,424         (51,910)
Distribution per Class A
 Membership Unit..........           0            0         4.23(2)            0

Balance Sheet Data (at
 period end):
Cash......................   1,907,334    1,869,218    1,786,927               0
Interest receivable.......       9,202        7,436       14,313               0
Due from Edison...........           0            0            0      43,985,315
Total assets..............   1,916,536    1,876,654    1,801,240      43,985,315
Distribution payable......     262,057      225,018            0               0
Accrued expenses..........     220,833      109,766      120,234          51,910
Members' equity...........   1,433,646    1,541,870    1,681,006      43,933,405

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

Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

   On January 23, 1998, the Company received from Edison the Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the year ended December 31, 2000, the Company recognized $103,917 of interest income. During the year ended December 31, 1999, the Company recognized $80,314 of interest income. During the year ended December 31, 1998, the Company recognized $321,488 of interest income. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve (described below), (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses. The Company may in the future receive funds currently held in the Pension Plan Tax Reserve, aggregating approximately $5.7 million. The parties have filed and served the appropriate pleadings in accordance with the Scheduling Stipulation, as mentioned above in Item 1, and currently are waiting for a ruling from the Bankruptcy Court with regard to the Pension Plan Tax Reserve. There can be no assurance, however, that any funds will be distributed to the Company from the Pension Plan Tax Reserve.

   The Company's general and administrative expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company's lawyers, accountants and auditors. The Company had expenses of $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to obtain the pension plan tax reserve from Edison.

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

   At December 31, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

Item 8--Financial Statements

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         Independent Auditors' Report

                      Rubin, Brown, Gornstein & Co., LLP
                           230 South Bemiston Avenue
                              St. Louis, MO 63105

Members
EBS Pension, L.L.C.

   We have audited the accompanying balance sheet of EBS Pension, L.L.C., a Delaware limited liability company, as of December 31, 2000 and 1999 and the related statements of operations, changes in members' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EBS Pension, L.L.C. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

                                            /s/ Rubin, Brown, Gornstein & Co.,
                                                            LLP
                                            ___________________________________
                                            Rubin, Brown, Gornstein & Co., LLP

February 28, 2001

                              EBS Pension, L.L.C.

                                 Balance Sheet

                           December 31, 2000 and 1999

                                                            December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
Assets
------
Cash and cash equivalents
  Available for general operations....................  $  145,277  $  144,200
  Returned member distributions.......................     262,057     225,018
  Available for anticipated cost of legal
   indemnification of officers........................   1,500,000   1,500,000
Interest receivable...................................       9,202       7,436
                                                        ----------  ----------
    Total assets......................................  $1,916,536  $1,876,654
                                                        ==========  ==========
Liabilities
-----------
Distribution payable..................................  $  262,057  $  225,018
Accrued expenses......................................     220,833     109,766
                                                        ----------  ----------
    Total liabilities.................................     482,890     334,784
                                                        ----------  ----------
Members' equity:
----------------
Membership Units (Class A--10,000,000 authorized,
 issued and outstanding at December 31, 2000 and 1999,
 Class B--0 authorized, issued and outstanding at
 December 31, 2000 and 1999)
Paid-in capital.......................................   1,667,492   1,667,492
Retained deficit......................................    (233,846)   (125,622)
                                                        ----------  ----------
    Total members' equity.............................   1,433,646   1,541,870
                                                        ----------  ----------
    Total liabilities and members' equity.............  $1,916,536  $1,876,654
                                                        ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                              EBS Pension, L.L.C.

                            Statements of Operations

              For the Years Ended December 31, 2000, 1999 and 1998

                                                 For the years ended December
                                                             31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 ---------  ---------  --------
Income:
  Interest...................................... $ 103,917  $  80,314  $321,488
                                                 ---------  ---------  --------
    Total income................................ $ 103,917  $  80,314  $321,488
                                                 ---------  ---------  --------
Expenses:
  Legal fees.................................... $  63,798  $  64,310  $ 82,600
  Manager fees..................................    50,141     49,730    63,565
  Transfer agent and administration fees........    48,000     65,724    71,060
  Accounting fees...............................    46,002     28,000    37,000
  Other.........................................     4,200     11,686     1,839
                                                 ---------  ---------  --------
    Total expenses..............................   212,141    219,450   256,064
                                                 ---------  ---------  --------
  Net (loss) income............................. $(108,224) $(139,136) $ 65,424
                                                 =========  =========  ========




   The accompanying notes are an integral part of these financial statements.

                              EBS Pension, L.L.C.

                    Statement of Changes in Members' Equity

              For the Years Ended December 31, 2000, 1999 and 1998

                          Class A     Class B
                         Membership  Membership   Paid-in     Retained
                           Units       Units      Capital     Earnings      Total
                         ----------  ---------- ------------  ---------  ------------
Balance, January 1,
 1998...................  9,058,041    941,959  $ 43,985,315  $ (51,910) $ 43,933,405
Capital distribution....        --         --    (42,318,251)       --    (42,318,251)
Units transferred.......    942,238   (942,238)          --         --            --
Units and proceeds
 returned from June
 distribution...........       (279)       279           428        --            428
Current year income.....        --         --            --      65,424        65,424
                         ----------   --------  ------------  ---------  ------------
Balance, December 31,
 1998................... 10,000,000        --      1,667,492     13,514     1,681,006
Current year loss.......        --         --            --    (139,136)     (139,136)
                         ----------   --------  ------------  ---------  ------------
Balance, December 31,
 1999................... 10,000,000        --      1,667,492   (125,622)    1,541,870
Current year loss.......        --         --            --    (108,224)     (108,224)
                         ----------   --------  ------------  ---------  ------------
Balance, December 31,
 2000................... 10,000,000        --   $  1,667,492  $(233,846) $  1,433,646
                         ==========   ========  ============  =========  ============




   The accompanying notes are an integral part of these financial statements.

                              EBS Pension, L.L.C.

                            Statement of Cash Flows

              For the Years Ended December 31, 2000, 1999 and 1998

                                             For the years ended December 31,
                                            ------------------------------------
                                               2000        1999         1998
                                            ----------  ----------  ------------
Cash flows from operating activities:
  Net (loss) income.......................  $ (108,224) $ (139,136) $     65,424
  Reconciliation of net (loss) income to
   cash flows provided by (used in)
   operating activities:
  Decrease in due from Edison Brothers,
   Inc....................................         --          --     43,985,315
  (Increase) decrease in interest
   receivable.............................      (1,766)      6,877       (14,313)
  Increase (decrease) in liabilities......     111,067     (10,468)       68,324
                                            ----------  ----------  ------------
    Cash flows provided by (used in)
     operating activities.................       1,077    (142,727)   44,104,750
                                            ----------  ----------  ------------
Cash flows from financing activities:
  Proceeds from canceled checks...........      37,039     225,018           --
  Capital distribution, net...............         --          --    (42,317,823)
                                            ----------  ----------  ------------
    Cash flows provided by (used in)
     financing activities.................      37,039     225,018   (42,317,823)
Net increase in cash and cash equivalents.      38,116      82,291     1,786,927
Cash and cash equivalents at beginning of
 period...................................   1,869,218   1,786,927           --
                                            ----------  ----------  ------------
Cash and cash equivalents at end of
 period...................................  $1,907,334  $1,869,218  $  1,786,927
                                            ==========  ==========  ============




   The accompanying notes are an integral part of these financial statements.

                              EBS Pension, L.L.C.

                         Notes To Financial Statements

                          December 31, 2000 and 1999

1. Description of Business

   EBS Pension, L.L.C. (the "Company") is governed by a Members Agreement, dated as of September 25, 1997 (the "Members Agreement"). Pursuant to the Members Agreement, the Company is organized for the exclusive purposes of (a) receiving and administering the cash proceeds (the "Pension Plan Proceeds") to be received by Edison Brothers Stores, Inc. ("Edison") and its affiliated debtors in possession (collectively with Edison, the "Debtors") as a result of the termination of the Edison Brothers Stores, Inc. Pension Plan (the "Pension Plan"), net of (i) the Pension Plan assets transferred to qualified replacement pension plans, (ii) all costs, fees and expenses relating to termination of the Pension Plan and establishment of the replacement plans, and (iii) all applicable taxes incurred or for which a reserve is established in connection with termination of the Pension Plan, and (b) distributing such assets to holders of Class A Membership Units (the "Members") in accordance with the Members Agreement.

2. Summary of Significant Accounting Policies

   This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These principles conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Adjustments are of a normal and recurring nature. Actual results could differ from those estimates.

 Basis of Presentation

   These financial statements include the accounts of the Company for the periods from January 1, 1998 through December 31, 1998, January 1, 1999 through December 31, 1999, and January 1, 2000 through December 31, 2000.

 Cash and Cash Equivalents

   Cash consists of amounts held in an account in the Company's name at a highly-rated financial institution, along with U.S. Treasury Securities purchased and held in the Company's name.

   The Company's cash and cash equivalents, excluding the $262,057 of returned member distributions, plus any portion of Pension Plan Tax Reserve that may ultimately be received by the company, will be used for general operations and for the anticipated cost of legal indemnification of the officers of Edison as contemplated by the Members' Agreement and collecting the Pension Plan Tax Reserve from Edison. Any amounts not used for these purposes will be made available for future distributions to Class A Membership Unit holders.

 Accrued Expenses

   Accrued expenses include amounts for unpaid legal, tax, accounting, manager and transfer agent fees. Amounts are payable within one year.

 Interest

   Interest income is determined on the accrual basis. Interest receivable is due to be received within one year.

 Expenses

   All expenses of the Company are recorded on the accrual basis of accounting.

                              EBS Pension, L.L.C.

 Income Taxes

   The Company is not subject to taxes. Instead the Members report their distributive share of the Company's profits and losses on their respective income tax returns.

3. Distribution Payable

   Through December 2000, a total of $262,057 of proceeds distributed to Members in February 1998 were returned as the checks issued did not clear the bank. The funds are held by the Company and are available for the respective members to claim.

   Any unclaimed funds will eventually escheat to the state in which they were distributed according to that state's statutory period for unclaimed property.

4. Members' Equity

   On September 25, 1997, Edison transferred the right to receive the net cash proceeds from the termination of the Pension Plan in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. The Net Pension Plan Proceeds (as defined by the plan) amounted to $43.9 million at December 31, 1997 and were due from Edison at that date. Pursuant to the Plan, an additional amount of $5.7 million (the "Pension Plan Tax Reserve") is being held by Edison to satisfy certain fees and tax liabilities of Edison. The Plan of Reorganization further provided that upon receipt of a private letter ruling (the "Tax Ruling") from the Internal Revenue Service (the "IRS") indicating that no tax liability existed necessitating release of funds from the Pension Plan Tax Reserve, that Edison should remit such funds to the Company. On September 28, 1998, the IRS issued the Tax Ruling. To date, however, Edison has not released the funds held in the Pension Plan Tax Reserve to the Company. Some portion of the Pension Plan Tax Reserve may ultimately be distributed by Edison to the Company. The amount of such distribution (if any), however, cannot be determined at this time. See Note 6 hereof for further discussion of the Pension Plan Tax Reserve.

   On December 12, 1997, in accordance with the Members Agreement and the Plan of Reorganization, Edison exchanged 9,058,041 Class B Membership Units for 9,058,041 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims.

   During 1998, Edison paid $43.9 million to the Company in satisfaction of the Company's receivable recorded at December 31, 1991. Of this amount $42.3 million was distributed to Class A Members during 1998, $1.5 million is retained for the anticipated cost of legal indemnification of the officers of Edison, and the remaining amount is retained for other anticipated expenses expected to be incurred by the Company.

   During 1998, Edison exchanged 942,238 Class B Membership Units for 942,238 Class A Membership Units of the Company and simultaneously distributed such units to holders of Allowed General Unsecured Claims.

   Also during 1998, certain Class A Membership Unit holders returned 279 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in paid in capital and were available for future distributions to holders of Class A Membership Units. At December 31, 1999, Edison has no Class B Membership Units.

   In August 1999, $225,018 of proceeds distributed to Members in February 1998 were returned as the checks issued did not clear the bank. In June 2000, $37,039 of proceeds distributed to Members in February 1998 were returned as the checks issued did not clear the bank. See Note 3 above for further discussion.

                              EBS Pension, L.L.C.

5. Related Parties

   The Manager of the Company is the same financial institution that holds the Company's cash and cash equivalents.

6. Commitments and Contingencies

   On March 9, 1999, Edison filed for protection under Chapter 11 of the Bankruptcy Code (the "Petition Date"). Prior to the Petition Date, Edison had not yet released the Pension Plan Tax Reserve to the Company. Therefore, Edison's Chapter 11 filing may have a materially adverse impact on the collectibility of the Pension Plan Tax Reserve discussed in the first paragraph of Note 4 above. The Company has continued to pursue the receipt of these proceeds in fiscal 2000, however no judgement as to the amount, if any, to be received has been made at this time.

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

   On or about April 28, 2000, the Debtors filed a Motion for an Order Directing the Appointment of a Chapter 11 Trustee Pursuant to Section 1104 of the Bankruptcy Code. The Bankruptcy Court conducted a hearing on this motion on May 16, 2000 and then entered an Order approving it shortly thereafter. On May 30, 2000, the United States trustee for the District of Delaware applied for an order appointing Alan M. Jacob as Chapter 11 Trustee in the Debtors' Chapter 11 cases. Bankruptcy Court granted the application on the same day. Thereafter, on June 16, 2000, the Chapter 11 Trustee filed a Motion to Convert Case to Chapter 7 Pursuant to Sections 1112(a) and (b) of the Bankruptcy Code, which motion was approved by order of the Bankruptcy Court dated July 5, 2000.

   On October 17, 2000, the Debtors and the Company stipulated to a schedule pursuant to which they would each submit to the Bankruptcy Court a motion for entry of judgment with respect to the Complaint (the "Scheduling Stipulation"). The Scheduling Stipulation also provided that each party would be permitted to submit an answer brief and a subsequent reply brief. Further, under the Scheduling Stipulation, the parties waived their right to request an oral argument on their respective motions for judgment. The parties have filed and served the appropriate pleadings in accordance with the Scheduling Stipulation and currently are waiting for a ruling from the Bankruptcy Court.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10--Directors and Executive Officers of the Registrant

   The Company has no directors and the Manager, Wells Fargo Bank Minnesota, N.A., acts as the Company's sole executive officer. The Manager may resign at any time or be removed by the Designation Members (defined below), with or without cause, at any time, such resignation or removal to be effective upon the appointment of a successor Manager. In the event of the resignation or removal of the Manager, the Designation Members may appoint a successor Manager that is not affiliated with Edison. If such appointment does not occur within 90 days, the Manager may petition the Bankruptcy Court for the appointment of a successor Trustee. The "Designation Members" means the three Members who, at the applicable date for any action to be taken by Designation Members, constitute the holders of record of the three largest amounts of Class A Membership Units provided that (1) affiliated persons are treated as a single person for these purposes; (2) no affiliate of Edison may be a Designation Member; and (3) any person may notify the Company that it does not wish to be a Designation Member. See Item 1--Business "Administration and Manager" for further discussion.

Item 11--Executive Compensation

   The Manager is to receive reasonable compensation for services rendered to and on behalf of the Company, as well as reimbursement for the reasonable expenses incurred in connection with the performance of its duties under the Members Agreement. With respect to services rendered during the year ended December 31, 2000, the Company accrued expenses of approximately $50,000 for services rendered by, and reimbursements due to, the Manager.

   With respect to services rendered during the year ended December 31, 1999, the Company accrued expenses of approximately $50,000 for services rendered by, and reimbursements due to, the Manager. With respect to services rendered during the year ended December 31, 1998, the Company paid approximately $64,000 for services rendered by, and reimbursements due to, the Manager. With respect to services rendered from the Inception Date to December 31, 1997, the Company did not accrue for such services rendered by the Manager, as this amount was not yet determined.

Item 12--Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information regarding the certificated ownership of the Company's Class A Membership Units of persons owning more than five percent of the outstanding Class A Membership Units as of December 31, 2000. The Manager of the Company owns 115 Class A Membership Units.

                                      Number of
                                       Class A
  Name and Address of Certificated    Membership Nature of Certificated
               Owner                    Units          Ownership        Percent
  --------------------------------    ---------- ---------------------- -------
Swiss Bank Corporation..............  1,603,998  Sole Voting/Investment  16.0%
Citibank, N.A. .....................    841,524  Sole Voting/Investment   8.4%
Loeb Partners Corporation...........  1,184,616  Sole Voting/Investment  11.8%
Caspian Capital Partners, LP........    701,156  Sole Voting/Investment   7.0%
Contrarian Capital Advisors, L.L.C.
 ...................................    682,517  Sole Voting/Investment   6.8%
Morgens Waterfall Overseas Partners.    657,578  Sole Voting/Investment   6.6%

Item 13--Certain Relationships and Related Transactions

   The Manager of the Company is the same financial institution that holds the Company's cash and cash equivalents.

                                    PART IV

Item 14--Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. The following financial statements and the report thereon of Rubin, Brown, Gornstein & Co., LLP are included in Item 8 of this report:

       Report of Independent Public Accountants

       Balance Sheets as of December 31, 2000 and 1999

       Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

       Statements of Changes in Members' Equity for the Years Ended December 31, 2000, 1999 and 1998

       Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

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

                                          EBS PENSION, L.L.C.
                                          (Registrant)

                                          By: WELLS FARGO BANK MINNESOTA,
                                          N.A., in its capacity as Manager of
                                          EBS Pension, L.L.C.

                                                    /s/ Lon P. LeClair
                                          By: _________________________________
                                                      Lon P. LeClair
                                                      Vice President

Dated March 28, 2001

                                 EXHIBIT INDEX

  Exhibit
  Number   Description                                         Location
  -------  -----------                                         --------
  2.1*     Amended Joint Plan of Reorganization of Edison     Incorporated
           Brothers Stores, Inc.                              by reference

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