Form 10-Q
period 2001-03-31
EBS PENSION LLC
filed 2001-05-15
CIK 1065923

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 1, 2001 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              EBS PENSION, L.L.C.
                            Statement of Operations
                             For the Three Months
                         Ended March 31, 2001 and 2000
                         -----------------------------

                                                           For the three months ended
                                                                    March 31,
                                                           2001                  2000
                                                       (unaudited)            (unaudited)
Income:
  Interest                                              $   23,313             $  23,662
                                                       -----------            ----------
     Total income                                       $   23,313             $  23,662
                                                       ===========            ==========


Expenses:
  Manager fees                                          $   12,329             $  12,466
  Transfer agent and settlement
   administration fees                                       9,600                 9,000
  Accounting fees                                            9,000                 3,000
  Legal fees                                                 1,389                 7,721
                                                               600                   600
                                                       -----------            ----------
     Total expenses                                         32,918                32,787
                                                       -----------            ----------

Net loss                                                $   (9,605)            $  (9,125)
                                                       ===========            ==========
Net loss per unit -- primary and diluted                $    (.001)            $   (.001)
                                                       ===========            ==========

  The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                                 Balance Sheet
                     March 31, 2001 and December 31, 2000
                     ------------------------------------

                                                                 March 31,              December 31,
                                                                   2001                     2000
                                                                (unaudited)
Assets
Cash and cash equivalents
  Available for general operations                               $    136,819           $     145,277
  Returned member distributions                                       262,057                 262,057
  Available for anticipated cost of legal
   Indemnification of officers                                      1,500,000               1,500,000
  Interest receivable                                                   7,405                   9,202
                                                                -------------          --------------

     Total assets                                                $  1,906,281           $   1,916,536
                                                                =============          ==============


Liabilities
Distribution payable                                             $    262,057           $     262,057
Accrued expenses                                                      220,183                 220,833
                                                                -------------          --------------

     Total liabilities                                                482,240                 482,890
                                                                -------------          --------------

Members' equity:
  Membership Units (Class A - 10,000,000 authorized,
    issued and outstanding at March 31, 2001 and
    December 31, 2000, Class B - 0
    authorized, issued and outstanding at
    March 31, 2001 and December 31, 2000)
  Paid-in capital                                                   1,667,492               1,667,492
  Retained deficit                                                   (243,451)               (233,846)
                                                               --------------          --------------

     Total members' equity                                          1,424,041               1,433,646
                                                               --------------         ---------------

     Total liabilities and members' equity                       $  1,906,281           $   1,916,536
                                                               ==============         ===============

  The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                    Statement of Changes in Members' Equity
   For the Period Ended March 31, 2001 and the Year ended December 31, 2000
   ------------------------------------------------------------------------

                                     Class A             Class B
                                    Membership          Membership            Paid In               Retained
                                      Units               Units               Capital                Deficit              Total
Balance, January 1, 2000           10,000,000               -              $  1,667,492           $  (125,622)         $ 1,541,870

Current year loss                      -                    -                    -                   (108,224)            (108,224)
                                 ------------         ------------        -------------          ------------         ------------
Balance, December 31, 2000         10,000,000               -                 1,667,492              (233,846)           1,433,646

Current period loss
 (unaudited)                           -                    -                     -                    (9,605)              (9,605)
                                 ------------         ------------        -------------          ------------         ------------
Balance, March 31, 2001
 (unaudited)                       10,000,000               -              $  1,667,492           $  (243,451)         $ 1,424,041
                                 ============         ============        =============          ============         ============

  The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                            Statement of Cash Flows
              For the Three Months Ended March 31, 2001 and 2000
              --------------------------------------------------

                                                                             For three months ended
                                                                                     March 31,
                                                                           2001                   2000
                                                                        (unaudited)            (unaudited)
Cash flows from operating activities:
  Net loss                                                            $     (9,605)           $     (9,125)
  Reconciliation of net loss to cash flows
   (used in)/provided by operating activities:
  Decrease (increase) in interest receivable                                 1,797                    (684)
  (Decrease) increase in accrued liabilities                                  (650)                 15,378
                                                                     -------------           -------------

     Cash flows (used in)/provided by operating
      activities                                                            (8,458)                  5,569
                                                                     -------------           -------------

Net (decrease) increase in cash and
 cash equivalents                                                           (8,458)                  5,569

Cash and cash equivalents at beginning of period                         1,907,334               1,869,218
                                                                     -------------           -------------

Cash and cash equivalents at end of period                            $  1,898,876            $  1,874,787
                                                                     =============           =============

  The accompanying notes are an integral part of these financial statements.

EBS Pension, L.L.C.
Notes to Financial Statements
March 31, 2001 and December 31, 2000
--------------------------------------------------------------------------------

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

     Basis of Presentation
     These financial statements include the accounts of the Company for the periods from January 1, 2000 through December 31, 2000, January 1, 2000 through March 31, 2000 (unaudited) and January 1, 2001 through March 31, 2001 (unaudited).

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

     Income Taxes
     The Company is not subject to taxes. Instead, the Members report their income tax returns.

EBS Pension, L.L.C.
Notes to Financial Statements
March 31, 2001 and December 31, 2000
--------------------------------------------------------------------------------

3.   Distribution Payable

     Through March 2001, a total of $262,057 of proceeds distributed to Members in February 1998 were returned as the checks issued did not clear the bank. The funds continue to be held by the Company for the respective Members to claim.

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

EBS Pension, L.L.C.
Notes to Financial Statements
March 31, 2001 and December 31, 2000
--------------------------------------------------------------------------------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2001 through March 31, 2001 (unaudited) and January 1, 2000 through March 31, 2000 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

     On January 23, 1998, the Company received from Edison, Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2000, 1999 and 1998, the Company recognized $103,917, $80,314 and $321,488 of interest income, respectively. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the three month periods ended March 31, 2001 and 2000, the Company recognized $23,313 and $23,662 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve, (3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and
(4) the amount and timing of the Company's expenses.

     The Company's general and administrative expenses consist primarily of fees payable to the Manager, the Transfer Agent, and the Company's lawyers, accountants, and auditors. The Company had expenses of $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. During the three month periods ended March 31, 2001 and 2000, the Company had expenses of $32,918 and $32,787, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to collect the Pension Plan Tax Reserve from Edison.

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

     At December 31, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At March 31, 2001, the Company had cash and cash equivalents of approximately $1.9 million, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

     On October 17, 2000, the Debtors and the Company stipulated to a schedule pursuant to which they would each submit to the Bankruptcy Court a motion for entry of judgment with respect to the Complaint (the "Scheduling Stipulation"). The Scheduling Stipulation also provided that each party would be permitted to submit an answer brief and a subsequent reply brief. Further, under the Scheduling Stipulation, the parties waived their right to request an oral argument on their respective motions for judgment. The parties have filed and served the appropriate pleadings in accordance with the Scheduling Stipulation and currently are waiting for a ruling form the Bankruptcy Court.

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

Quarterly Results

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

     There was no significant change in revenue or expenses for the current quarter compared to the first quarter of last year.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     Other than the matters discussed in Part I, Item 2 of this Quarterly Report, the Company is not involved in any legal proceedings.

Item 5.  Other Information.

     As of February 23, 2001, Contarian Capital Advisors, L.L.C. owns 745,578 Class A Membership Units.

Item 6.  Exhibits and Reports on Form 8-K.

     (A)  Exhibits  Description

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

                                 EBS PENSION, L.L.C.

                                 By: WELLS FARGO BANK MINNESOTA, N.A., in its capacity as Manager of EBS Pension, L.L.C.


                                 By:  /s/ LON P. LECLAIR
                                      ------------------
Date:  May 14, 2001                   Lon P. LeClair
                                      Vice President