Form 10-Q
period 2001-06-30
EBS PENSION LLC
filed 2001-08-14
CIK 1065923

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At August 1, 2001 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                               EBS PENSION, L.L.C.
                             Statement of Operations
                       For the Three and Six Month Periods
                          Ended June 30, 2001 and 2000
                          ----------------------------


                                                    For the three months                 For the six months
                                                       ended June 30,                      ended June 30,
                                                  2001               2000              2001              2000
                                               (unaudited)        (unaudited)       (unaudited)      (unaudited)
Income:
     Interest                                   $ 18,374           $ 25,283         $ 41,687          $ 48,945
                                                --------           --------         --------          --------

         Total income                           $ 18,374           $ 25,283         $ 41,687          $ 48,945
                                                ========           ========         ========          ========

Expenses:

     Manager fees                                 12,967             12,467           24,796            24,933
     Transfer agent and
        settlement administration fees             9,600              9,000           19,200            18,000
     Legal fees                                    5,000             13,683            6,389            21,404
     Accounting fees                            $  3,000           $ 14,502         $ 12,000          $ 17,502
     Other                                           500                600            1,100             1,200
                                                --------           --------         --------          --------

         Total expenses                           31,067             50,252           63,485            83,039
                                                --------           --------         --------          --------

Net loss                                        $(12,693)          $(24,969)        $(21,798)         $(34,094)
                                                ========           ========         ========          ========


Net loss per unit - primary and diluted         $  (.001)          $ (.002)         $ (.002)          $ (.003)
                                                ========           =======          =======           =======

   The accompanying notes are an integral part of these financial statements.

                               EBS PENSION, L.L.C.
                                  Balance Sheet
                       June 30, 2001 and December 31, 2000
                       -----------------------------------


                                                         June 30,
                                                           2000           December 31,
                                                       (unaudited)            1999
Assets
Cash and cash equivalents
      Available for general operations                 $  139,518         $  145,277
      Returned member distributions                       262,057            262,057
      Available for anticipated cost of legal
      indemnification of officers                       1,500,000          1,500,000
Interest receivable                                         5,527              9,202
                                                       ----------         ----------

        Total assets                                   $1,907,102         $1,916,536
                                                       ==========         ==========

Liabilities
Distribution payable                                   $  262,057         $  262,057
Accrued expenses                                          233,197            220,833
                                                       ----------         ----------

        Total liabilities                              $  495,254         $  482,890
                                                       ==========         ==========

Members' equity:
      Membership Units (Class A - 10,000,000
      authorized, issued and outstanding
      at June 30, 2001 and December 31, 2000,
      Class B - 0 authorized, issued and
      outstanding at June 30, 2001 and
      December 31, 2000)
      Paid-in capital                                   1,667,492          1,667,492
      Retained deficit                                   (255,644)          (233,846)
                                                       ----------         ----------

        Total members' equity                           1,411,848          1,433,646
                                                       ----------         ----------

        Total liabilities and members' equity          $1,901,102         $1,916,536
                                                       ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                               EBS PENSION, L.L.C.
                     Statement of Changes in Members' Equity
                   For the Six Months Ended June 30, 2001 and
                      For the Year Ended December 31, 2000
                      ------------------------------------

                                          Class A          Class B
                                       Membership        Membership         Paid in          Retained
                                          Units            Units            Capital          Deficit              Total

Balance, January 1, 2000                  10,000,000                        $1,667,492       $ (125,622)        $1,541,870

Current year loss                                 --           --                   --         (108,224)          (108,224)
                                          ----------       ----------       ----------       ----------         ----------

Balance, December 31, 2000                10,000,000           --            1,667,492         (233,846)         1,433,646


Year-to-Date loss (unaudited)                     --           --                   --          (21,798)           (21,798)
                                          ----------       ----------        ---------       ----------          ---------

Balance, June 30, 2001 (unaudited)
                                          10,000,000           --           $1,667,492       $ (255,644)        $1,411,848
                                          ==========       ==========       ==========       ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                               EBS PENSION, L.L.C.
                             Statement of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                 -----------------------------------------------

                                                                                          For the six months ended
                                                                                                  June 30,

                                                                                      2001                         2000
                                                                                  (unaudited)                  (unaudited)
Cash flows from operating activities:
      Net loss                                                                    $  (21,798)                  $  (34,094)
      Reconciliation of net loss to cash
       flows provided by (used in)/provided
       operating activities:
      Decrease (increase) in interest receivable                                       3,675                       (1,029)
      Increase in accrued liabilities                                                 12,364                       53,798
                                                                                   ---------                    ---------

          Cash flows (used in)/provided by operating activities                       (5,759)                      18,675
                                                                                   ---------                    ---------


Net (decrease) increase in cash and cash equivalents                                  (5,759)                      18,675


Cash and cash equivalents at beginning of period                                   1,907,334                    1,869,218
                                                                                   ---------                    ---------


Cash and cash equivalents at end of period                                        $1,901,575                   $1,887,893
                                                                                  ==========                   ==========


   The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.
Notes to Financial Statements
June 30, 2001 and December 31, 2000
-------------------------------------------------------------------------------




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

     Basis of Presentation

     These financial statements include the accounts of the Company for the periods from January 1, 2000 through December 31, 2000, January 1, 2000 through June 30, 2000 (unaudited), January 1, 2001 through June 30, 2001 (unaudited), April 1, 2000 through June 30, 2000 (unaudited), and April 1, 2001 through June 30, 2001 (unaudited).

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

EBS PENSION, L.L.C.
Notes to Financial Statements
June 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------




     Income Taxes

     The Company is not subject to taxes. Instead, the Members report their distributive share of the Company's profits and losses on their respective income tax returns.

3.   Distribution Payable

     Through June 2001, a total of $262,057 of proceeds distributed to Members in February 1998 were returned as the checks issued were not claimed. The funds are held by the Company and are available for the respective members to claim.

     Any unclaimed funds will eventually escheat to the state in which they were distributed according to that state's statutory period for unclaimed property.

4.   Members' Equity

     On September 25, 1997, Edison transferred the right to receive the net cash proceeds from the termination of the Pension Plan in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. The Net Pension Plan Proceeds (as defined by the plan) amounted to $43.9 million at December 31, 1997 and were due from Edison at that date. Pursuant to the Plan, an additional amount of $5.7 million (the "Pension Plan Tax Reserve") was retained by Edison to satisfy certain fees and tax liabilities of Edison. The Plan of Reorganization further provided that upon receipt of a private letter ruling (the "Tax Ruling") from the Internal Revenue Service (the "IRS") indicating that no tax liability existed necessitating release of funds from the Pension Plan Tax Reserve, that Edison should remit such funds to the Company. On September 28, 1998, the IRS issued the Tax Ruling. To date, however, Edison has not released the funds held in the Pension Plan Tax Reserve to the Company. Some portion of the Pension Plan Tax Reserve may ultimately be distributed by Edison to the Company. The amount of such distribution (if any), however, cannot be determined at this time. See Note 6 hereof for further discussion of the Pension Plan Tax Reserve.

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

EBS PENSION, L.L.C.
Notes to Financial Statements
June 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------
6.   Commitments and Contingencies

     On March 9, 1999, Edison filed for protection under Chapter 11 of the Bankruptcy Code (the "Petition Date"). Prior to the Petition Date, Edison had not yet released the Pension Plan Tax Reserve to the Company. Therefore, Edison's Charter 11 filing may have a materially adverse impact on the collectibility of the Pension Plan Tax Reserve discussed in the first paragraph of Note 4 above. The Company has continued to pursue the receipt of these proceeds in fiscal 2000, however no judgement as to the amount, if any, to be received has been made at this time.

     On April 23, 1999, the Company filed a complaint (the "Complaint") against Edison seeking a declaration that Edison is holding the Pension Plan Tax Reserve in constructive trust for the Company and it is not part of Edison's bankruptcy estate. On June 16, 1999, the Company filed a motion for summary judgment with respect to the Complaint. Edison filed a cross motion for summary judgement on July 30, 1999. A hearing (the "Hearing") on the Company's summary judgment motion was held on December 7, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). At the Hearing, the Bankruptcy judge denied both summary judgement motions citing the existence of genuine issues of material fact, but, in so holding, determined that Edison was holding the Pension Plan Tax Reserve in constructive trust for the Company. After the Hearing, the Company and Edison made several attempts to resolve this matter without the need for trial, but were unsuccessful in these efforts. Both Edison and the Company, as noted below, have submitted pleadings in support of entry of judgment in favor of their respective positions.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2001 through June 30, 2001 (unaudited) and January 1, 2000 through June 30, 2000 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

     The Company's general and administrative expenses consist primarily of fees payable to the Manager, the Transfer Agent, and the Company's lawyers, accountants, and auditors. The Company had expenses of $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. During the six month periods ended June 30, 2001 and 2000, the Company had expenses of $63,485 and $83,039, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to collect the Pension Plan Tax Reserve from Edison.

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

     At December 31, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At June 30, 2001, the Company had cash and cash equivalents of approximately $1.9 million, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

Quarterly Comparison

Six Months ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Total income for the six months ended June 30, 2001 was $41,687 compared to $48,945 for the six months ended June 30, 2000. This decrease is due to a decrease in interest rates.

     Total expenses decreased $19,554 due primarily to a decrease in general and administrative fees.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Other than the matters discussed in Part I, Item 2 of this Quarterly Report, the Company is not involved in any legal proceedings.

Item 6. Exhibits and Reports on Form 8-K.

      (A) Exhibits      Description
          --------      ------------
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

                                      EBS PENSION, L.L.C.

                                      By: WELLS FARGO BANK MINNESOTA, N.A.,
                                          in its capacity as Manager of
                                          EBS Pension, L.L.C.



                                      By: /s/ Lon P. LeClair
                                         ---------------------------------------
Date:  August 14, 2001                   Lon P. LeClair
                                         Vice President