Form 10-Q
period 2001-09-03
EBS PENSION LLC
filed 2001-11-14
CIK 1065923

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 1, 2001 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                         PART I. FINANCIAL INFORMATION



Item 1. Financial Statements.

                               EBS Pension, L.L.C.

                             Statement of Operations
                   For the Three and Nine Month Periods Ended
                           September 30, 2001 and 2000

                                                  For the three months                   For the nine months
                                                   ended September 30,                   ended September 30,
                                                 2001               2000               2001               2000
                                             (unaudited)        (unaudited)        (unaudited)         (unaudited)
Income:
     Interest                               $      15,014      $      27,409      $      56,701      $       76,354
                                            ---------------    ---------------    ---------------    ----------------

        Total income                        $      15,014      $      27,409      $      56,701      $       76,354
                                            ===============    ===============    ===============    ================


Expenses:
     Manager fees                           $      12,604      $      12,604      $      37,400      $       37,537
     Legal fees                                     5,000             10,549             11,389              31,953
     Transfer agent and settlement
     administration fees                            4,600              9,000             28,800              27,000
     Accounting fees                                4,000             11,000             16,000              28,502
     Other                                          1,295              1,600              2,359               2,800
                                            ---------------    ---------------    ---------------    ----------------

       Total expenses                              27,463             44,753             95,948             127,792
                                            ---------------    ---------------    ---------------    ----------------

Net (loss)                                  $     (12,449)     $     (17,344)     $     (39,247)     $      (51,438)
                                            ===============    ===============    ===============    ================

Net loss per unit - primary and diluted     $       (.001)       $     (.002)     $       (.004)     $        (.005)
                                            ===============    ===============    ===============    ================



   The accompanying notes are an integral part of these financial statements.

                               EBS Pension, L.L.C.

                                  Balance Sheet
                    September 30, 2001 and December 31, 2000

                                                                          September 30,              December 31,
                                                                               2000                      2000
                                                                           (unaudited)
Assets

Cash and cash equivalents
     Available for general operations                                   $       141,902           $        145,277
     Returned member distributions                                              262,057                    262,057
     Available for anticipated cost of legal
     indemnification of officers                                              1,500,000                  1,500,000
Interest receivable                                                               4,566                      9,202
                                                                        -----------------         ------------------

         Total assets                                                   $     1,908,525           $      1,916,536
                                                                        =================         ==================

Liabilities
Distribution payable                                                    $       262,057           $        262,057
Accrued expenses                                                                252,069                    220,833
                                                                        -----------------         ------------------

         Total liabilities                                                      514,126                    482,890
                                                                        -----------------         ------------------

Members' equity:
Membership Units (Class A - 10,000,000 authorized,
     issued and outstanding at September 30, 2001
     and December 31, 2000, Class B - 0 authorized,
     issued and outstanding at September 30, 2001
     and December 31, 2000)
Paid-in capital                                                               1,667,492                  1,667,492
Retained deficit                                                               (273,093)                  (233,846)
                                                                        -----------------         ------------------

           Total members' equity                                              1,394,399                  1,433,646
                                                                        -----------------         ------------------

           Total liabilities and members' equity                        $     1,908,525               $  1,916,536
                                                                        =================         ==================


   The accompanying notes are an integral part of these financial statements.

                               EBS Pension, L.L.C.

                     Statement of Changes in Member's Equity
                For the Periods Ended September 30, 2001 and 2000

                                        Class A          Class B
                                      Membership        Membership         Paid In            Retained
                                         Units            Units            Capital             Deficit           Total

Balance, January 1, 2000                10,000,000          -          $    1,667,492   $      (125,622)  $     1,514,870

Current year loss                          -                -                 -                (108,224)         (108,224)
                                    ---------------- ----------------- ---------------- ----------------- -----------------

Balance, December 31, 2000              10,000,000          -               1,667,492          (233,846)        1,433,646

Year-to-date loss (unaudited)              -                -                 -                 (39,247)          (39,247)
                                    ---------------- ----------------- ---------------- ----------------- -----------------

Balance, September 30, 2001
(unaudited)                             10,000,000          -          $    1,667,492   $      (273,093)  $     1,394,399
                                    ================ ================= ================ ================= =================


   The accompanying notes are an integral part of these financial statements.

                               EBS Pension, L.L.C.

                             Statement of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000

                                                                                 For the nine months ended
                                                                                       September 30,

                                                                           2001                           2000
                                                                        (unaudited)                    (unaudited)
Cash flows from operating activities:
     Net loss                                                         $    (39,247)                  $    (51,438)
Reconciliation of net loss to cash flows
used in operating activities:
Decrease (increase) in interest receivable                                   4,636                         (1,664)
Increase in accrued liabilities                                             31,236                         51,497
                                                                      --------------                 --------------

Cash flows used in operating activities                                     (3,375)                        (1,605)
                                                                      --------------                 --------------

Cash flows from financing activities:

     Proceeds from cancelled checks                                         -                              37,039
                                                                      --------------                 --------------

         Cash flows provided by financing activities                        -                              37,039

Net (decrease)/increase in cash and cash equivalents                        (3,375)                        35,434

Cash and cash equivalents at beginning of period                         1,907,334                      1,869,218
                                                                      --------------                 --------------

Cash and cash equivalents at end of period                            $  1,903,959                   $  1,904,652
                                                                      ==============                 ==============



   The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.
Notes to Financial Statements
September 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------


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

2.       Summary of Significant Accounting Policies

         This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These policies conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Adjustments are of a normal and recurring nature. Actual results could differ from those estimates.

         Basis of Presentation

         These financial statements include the accounts of the Company for the periods from January 1, 2000 through December 31, 2000, January 1, 2000 through September 30, 2000 (unaudited), January 1, 2001 through September 30, 2001 (unaudited), July 1, 2000 through September 30, 2000 (unaudited), and July 1, 2001 through September 30, 2001 (unaudited).

         Cash and Cash Equivalents

         Cash consists of amounts held in an account in the Company's name at a highly-rated financial institution, along with U.S. Treasury Securities purchased and held in the Company's name.

         The Company's cash and cash equivalents , excluding the $262,057 of returned member distributions, plus any portion of Pension Plan Tax Reserve that may ultimately be received by the Company, will be used for general operations and for the anticipated cost of legal indemnification of the officers of Edison as contemplated by the Members' Agreement and collecting the Pension Plan Tax Reserve from Edison. Any amounts not used for these purposes will be made available for future distributions to Class A Membership Unit holders.

         Accrued Expenses

         Accrued expenses include amounts for unpaid legal, tax, accounting, manager and transfer agent fees. Amounts are payable within one year.

         Interest

         Interest income is determined on the accrual basis. Interest receivable is due to be received within one year.

EBS PENSION, L.L.C.
Notes to Financial Statements
September 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------


         Expenses

         All expenses of the Company are recorded on the accrual basis of accounting.

         Income Taxes

         The Company is not subject to taxes. Instead, the Members report their distributive share of the Company's profits and losses on their respective income tax returns.

3.       Distribution Payable

         Through September 2001, a total of $262,057 of proceeds distributed to Members in February 1998 were returned as the checks issued were not claimed. The funds are held by the Company and are available for the respective members to claim.

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

         Also during 1998, certain Class A Membership Unit holders returned 279 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in paid in capital and were

EBS PENSION, L.L.C.
Notes to Financial Statements
September 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------



         available for future distributions to holders of Class A Membership Units. Since December 31, 1999, Edison has held no Class B Membership Units.

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

6.       Commitments and Contingencies

         On March 9, 1999, Edison filed for protection under Chapter 11 of the Bankruptcy Code (the "Petition Date"). Prior to the Petition Date, Edison had not yet released the Pension Plan Tax Reserve to the Company. Therefore, Edison's Charter 11 filing may have a materially adverse impact on the collectibility of the Pension Plan Tax Reserve discussed in the first paragraph of Note 4 above. The Company has continued to pursue the receipt of these proceeds, however no judgement as to the amount, if any, to be received has been made at this time.

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

         On October 17, 2000, the Debtors and the Company stipulated to a schedule pursuant to which they would each submit to the Bankruptcy Court a motion for entry of judgment with respect to the Complaint (the "Scheduling Stipulation"). The Scheduling Stipulation also provided that each party would be permitted to submit an answer brief and a subsequent reply brief. Further, under the Scheduling Stipulation, the parties waived their right to request an oral argument on

EBS PENSION, L.L.C.
Notes to Financial Statements
September 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------



         their respective motions for judgment. The parties filed and served the appropriate pleadings in accordance with the Scheduling Stipulation.

         On October 11, 2001, the Bankruptcy Court entered on order denying the Company's request for entry of judgment in its favor and granted the Debtors' motion for final judgment. The Company has appealed this ruling.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2001 through September 30, 2001 (unaudited) and January 1, 2000 through September 30, 2000 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

         On January 23, 1998, the Company received from Edison, Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2000, 1999 and 1998, the Company recognized $103,917, $80,314 and $321,488 of interest income, respectively. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the nine month periods ended September 30, 2001 and 2000, the Company recognized $15,014 and $27,409 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve, (3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and
(4) the amount and timing of the Company's expenses.

         The Company's general and administrative expenses consist primarily of fees payable to the Manager, the Transfer Agent, and the Company's lawyers, accountants, and auditors. The Company had expenses of $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. During the nine month periods ended September 30, 2001 and 2000, the Company had expenses of $95,948 and $127,792, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to collect the Pension Plan Tax Reserve from Edison.

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

         At December 31, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At September 30, 2001, the Company had cash and cash equivalents of approximately $1.9 million, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

         On October 17, 2000, the Debtors and the Company stipulated to a schedule pursuant to which they would each submit to the Bankruptcy Court a motion for entry of judgment with respect to the Complaint (the "Scheduling Stipulation"). The Scheduling Stipulation also provided that each party would be permitted to submit an answer brief and a subsequent reply brief. Further, under the Scheduling Stipulation, the parties waived their right to request an oral argument on their respective motions for judgment. The parties filed and served the appropriate pleadings in accordance with the Scheduling Stipulation.

         On October 11, 2001, the Bankruptcy Court entered on order denying the Company's request for entry of judgment in its favor and granted the Debtors' motion for final judgment. The Company has appealed this ruling.

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

Quarterly Comparison

Three Months ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

         Total income for the three months ended September 30, 2001 was $15,014 compared to $27,409 for the three months ended September 30, 2000. This decrease is due to a reduction of interest income from cash and cash equivalents.

         Total expenses decreased $17,290 due primarily to a decrease in general and administrative fees for the three months ended September 30, 2001 compared to the three month period ended September 30, 2000. This decrease is primarily due to a decrease in legal and accounting fees.

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

                          EBS PENSION, L.L.C.

                          By:   WELLS FARGO BANK MINNESOTA, N.A.,
                                in its capacity as Manager of EBS Pension, L.L.C


Date:  November 12, 2001  By: /s/ LON P. LECLAIR
                              --------------------------------------------------
                              Lon P. LeClair
                              Vice President