Form 10-K405
period 2001-12-31
EBS PENSION LLC
filed 2002-04-01
CIK 1065923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ x ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

                  OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934

Commission file number  000-24713
                      -------------


                               EBS PENSION, L.L.C.
             (Exact name of registrant as specified in its charter)

                   Delaware                                    42-1466520
(State or other jurisdiction of incorporation)    (I.R.S. Employer Identification Number)

Wells Fargo Bank Minnesota, N.A.
Sixth and Marquette:  N9303-120
Minneapolis, Minnesota  55479
(Address  of principal executive offices)

Registrant's telephone number, including area code   (612) 667-4803

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                            Class A Membership Units
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is no aggregate market value of the registrant's Class A Membership Units held by nonaffiliates of the registrant as of December 31, 2001. Book value of the registrant's Class A Membership Units as of December 31, 2001 was approximately $1.4 million.

     There were 10,000,000 Class A Membership Units outstanding as of March 15, 2002.

                                     PART I

ITEM 1--  BUSINESS

         Unless otherwise noted, references to the "Company" shall mean EBS Pension, L.L.C., a Delaware limited liability company.

BACKGROUND

         On September 9, 1997, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order in accordance with section 1129 of the Bankruptcy Code, 11 U.S.C. ss.ss. 101-1330, et seq., (the "Bankruptcy Code") confirming the Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the "Plan") filed by Edison Brothers Stores, Inc. ("Edison") and its affiliated debtors in possession (collectively with Edison, the "Debtors"). The Plan became effective on September 26, 1997 (the "Effective Date").

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

Total Pension Plan Proceeds Received               $43,985,315
January Interest Earned                            $    35,197

TOTAL FUNDS ON DEPOSIT (2/11/98)                   $44,020,512

less:

Reserve for Litigation Indemnification             $ 1,500,000
Reserve for Administrative Expenses                $   300,000
Tax Distribution to Edison                         $       959

TOTAL AMOUNT AVAILABLE FOR FIRST
DISTRIBUTION TO MEMBERS                            $42,219,553

less:

Reserve for Disputed Claims and Claims Not Yet
Eligible for Distribution                          $ 2,792,397

TOTAL DISTRIBUTED TO HOLDERS OF CLASS A
MEMBERSHIP UNITS ON FEBRUARY 13, 1998              $39,427,156

         The reserve for litigation indemnification (the "Indemnification Reserve") was established in accordance with the Plan and the Members Agreement. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations."

         As of December 31, 1998, the balance in the Company's operating account was $286,927. Following satisfaction of administrative expenses, any funds remaining on deposit were made available for distribution to holders of Class A Membership Units in the Company.

         An additional potential component of a future distribution was the Pension Plan Tax Reserve. In connection with the termination of the Pension Plan, Edison sought a private letter ruling (the "Tax Ruling") from the Internal Revenue Service ("IRS") to the effect that any income realized by Edison as a result of the Pension Plan termination will be available to offset certain deductions realized by the Debtors in the same taxable year. On September 28, 1998, the IRS issued the Tax Ruling. The Company was advised that as a result of the Tax Ruling, there are no additional taxes to be paid by Edison in connection with termination of the Pension Plan.

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

         As of December 31, 2000, the balance in the Company's operating account was $145,277. Following satisfaction of administrative expenses any funds remaining on deposits were made available for distribution to holders of Class A Membership Units in the Company.

         On October 11, 2001 the Court concluded that the Company could not establish a nexus between the alleged trust and the assets sought by the Company. On February 21, 2002, the parties executed a settlement agreement (the "Settlement Agreement"), that was approved by the Court on March 14, 2002. Pursuant to the Settlement Agreement, Edison agreed to distribute to the Company cash equal to thirty-four percent (34%) of its pre-petition claim of $5,740,000, which equals $1,951,600, payable within three days after the order becomes final. The Settlement Agreement further provides that additional distributions will be made to the Company at such time, if ever, as the distributions to all holders of allowed general unsecured claims against the Debtors exceed twenty-one percent (21%) of their allowed claims. Thereafter, the Company will receive on account of its remaining claim, distributions equal to the Company's pro rata share (based upon its remaining claim of $3,788,400) of all distributions over twenty-one percent (21%), on a pro rata basis with all general unsecured claims.

         As of December 31, 2001, the balance in the Company's operating account was $136,847. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

ITEM 2--PROPERTIES

         The Company does not own or lease any property.

ITEM 3--LEGAL PROCEEDINGS

         Other than the proceedings described in Item 1 of this Annual Report on Form 10-K, the Company is not involved in any legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to holders of Membership Units for vote during the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Company's Class A Membership Units. As of December 31, 2001, there were 2,044 certified holders of record of the Class A Membership Units. See Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" for more information.

ITEM 6--SELECTED FINANCIAL DATA

         The following table sets forth selected financial information of the Company as of and for the years ended December 31, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997 since the Inception Date. The selected financial data as of and for the years ended December 31, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997 has been derived from the Company's financial statements, which were audited by Rubin, Brown, Gornstein & Co., LLP. The following information should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations," presented below.


                                     Year ended          Year ended         Year ended         Year ended          Period ended
                                  December 31, 2001   December 31, 2000  December 31, 1999  December 31, 1998   December 31, 1997(1)
                                  -----------------   -----------------  -----------------  -----------------   --------------------
Operating Statement Data:
Interest income                         67,172              103,917             80,314           321,488                   0
General and
administrative expenses                144,429              212,141            219,450           256,064              51,910
Net (loss) income                      (77,257)            (108,224)          (139,136)           65,424             (51,910)
Distribution per Class A
Membership Unit                              0                    0                  0              4.23(2)                0

Balance Sheet Data (at period end):
Cash                                 1,898,904            1,907,334          1,869,218         1,786,927                   0
Interest receivable                      3,278                9,202              7,436            14,313                   0
Due from Edison                              0                    0                  0                 0          43,985,315
Total assets                         1,902,182            1,916,536          1,876,654         1,801,240          43,985,315
Distribution payable                   262,057              262,057            225,018                 0                   0
Accrued expenses                       283,736              220,833            109,766           120,234              51,910
Members' equity                      1,356,389            1,433,646          1,541,870         1,681,006          43,933,405

--------------------------

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

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

         On January 23, 1998, the Company received from Edison the Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the year ended December 31, 2001, the Company recognized $67,172 of interest income. During the year ended December 31, 2000, the Company recognized $103,917 of interest income. During the year ended December 31, 1999, the Company recognized $80,314 of interest income. During the year ended December 31, 1998, the Company recognized $321,488 of interest income. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve (described below), (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

         The Company's general and administrative expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company's lawyers, accountants and auditors. The Company had expenses of $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2001, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to obtain the pension plan tax reserve from Edison.

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

         At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


                          Independent Auditors' Report

                       Rubin, Brown, Gornstein & Co., LLP

                            230 South Bemiston Avenue
                               St. Louis, MO 63105





Members
EBS Pension, L.L.C.

We have audited the accompanying balance sheet of EBS Pension, L.L.C., a Delaware limited liability company, as of December 31, 2001 and 2000 and the related statements of operations, changes in members' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EBS Pension, L.L.C. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

                                         /s/  Rubin, Brown, Gornstein & Co., LLP
                                         ---------------------------------------
                                         Rubin, Brown, Gornstein & Co., LLP

March 12, 2002

                               EBS Pension, L.L.C.
                                  Balance Sheet
                           December 31, 2001 and 2000

                                                           December 31,
                                                    -------------------------
                                                        2001           2001
                                                    ----------     ----------
Assets
Cash and cash equivalents
   Available for general operations                 $  136,847     $  145,277
   Returned member distributions                       262,057        262,057
   Available for anticipated cost of legal
      indemnification of officers                    1,500,000      1,500,000
Interest receivable                                      3,278          9,202
                                                    ----------     ----------
      Total assets                                  $1,902,182     $1,916,536
                                                    ==========     ==========
Liabilities
Distribution payable                                $  262,057     $  262,057
Accrued expenses                                       283,736        220,833
                                                    ----------     ----------
         Total liabilities                             545,793        482,890
                                                    ----------     ----------
Members' equity:
Membership Units (Class A - 10,000,000
  authorized, issued and outstanding at
  December 31, 2001 and 2000)

  Paid-in capital                                    1,667,492      1,667,492
  Retained deficit                                    (311,103)      (233,846)
                                                    ----------     ----------
         Total members' equity                       1,356,389      1,433,646
                                                    ----------     ----------
         Total liabilities and members' equity      $1,902,182     $1,916,536
                                                    ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                               EBS Pension, L.L.C.
                            Statements of Operations
              For the Years Ended December 31, 2001, 2000 and 1999
              ----------------------------------------------------

                                                      For the years ended
                                                         December 31,
                                              -----------------------------------
                                                2001         2000          1999
                                              --------     ---------    ---------
Income:
   Interest                                   $ 67,172     $ 103,917    $  80,314
                                              --------     ---------    ---------
         Total income                         $ 67,172     $ 103,917    $  80,314
                                              ========     =========    =========
Expenses:
   Manager fees                               $ 50,004     $  50,141    $  49,730
   Transfer agent and administration fees       38,400        48,000       65,724
   Accounting fees                              30,000        46,002       28,000
   Legal fees                                   23,666        63,798       64,310
   Other                                         2,359         4,200       11,686
                                              --------     ---------    ---------
         Total expenses                        144,429       212,141      219,450
                                              --------     ---------    ---------
Net loss                                      $(77,257)    $(108,224)   $(139,136)
                                              ========     =========    =========

Loss per Membership Unit                         (0.01)        (0.01)       (0.01)
-primary and diluted

   The accompanying notes are an integral part of these financial statements.

                               EBS Pension, L.L.C.
                     Statement of Changes in Members' Equity
              For the Years Ended December 31, 2001, 2000 and 1999
              ----------------------------------------------------

                                        Class A        Class B
                                       Membership     Membership      Paid-in       Retained
                                         Units          Units         Capital       Earnings        Total
                                       ----------     ----------     ----------    ---------      ----------
Balance, December 31, 1998             10,000,000     $        -     $1,667,492    $  13,514      $1,681,006
Current year loss                               -              -              -     (139,136)       (139,136)
                                       ----------     ----------     ----------    ---------      ----------
Balance, December 31, 1999             10,000,000              -      1,667,492     (125,622)      1,541,870
Current year loss                               -              -              -     (108,224)       (108,224)
                                       ----------     ----------     ----------    ---------      ----------
Balance, December 31, 2000             10,000,000              -      1,667,492     (233,846)      1,433,646
Current year loss                               -              -              -      (77,257)        (77,257)
                                       ----------     ----------     ----------    ---------      ----------
Balance, December 31, 2001             10,000,000     $        -     $1,667,492    $(311,103)     $1,356,389
                                       ==========     ==========     ==========    =========      ==========

The accompanying notes are an integral part of these financial statements.

                               EBS Pension, L.L.C.
                             Statement of Cash Flows
              For the Years Ended December 31, 2001, 2000 and 1999
              ----------------------------------------------------

                                                                         For the years ended
                                                                             December 31,
                                                               ---------------------------------------
                                                                  2001          2000           1999
                                                               ----------    ----------     ----------
Cash flows from operating activities:

   Net loss                                                    $  (77,257)   $ (108,224)    $ (139,136)
   Reconciliation of net loss income to cash flows
      provided by (used in) operating activities:
   Decrease (increase) in interest receivable                       5,924        (1,766)         6,877
   Increase (decrease) in liabilities                              62,903       111,067       (10,468)
                                                               ----------    ----------     ----------
     Cash flows provided by (used in) operating activities         (8,430)        1,077       (142,727)

Cash flows provided by financing activities:
   Proceeds from canceled checks                                   -             37,039        225,018
                                                               ----------    ----------     ----------
Net (decrease) in cash and cash equivalents                        (8,430)       38,116         82,291
Cash and cash equivalents at beginning of period                1,907,334     1,869,218      1,786,927
                                                               ----------    ----------     ----------
Cash and cash equivalents at end of period                     $1,898,904    $1,907,334     $1,868,218
                                                               ==========    ==========     ==========

   The accompanying notes are an integral part of these financial statements.

EBS Pension, L.L.C.
Notes to Financial Statements
December 31, 2001 and 2000
--------------------------------------------------------------------------------

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

     Basis of Presentation

     These financial statements include the accounts of the Company for the periods from January 1, 1999 through December 31, 1999, January 1, 2000 through December 31, 2000, and January 1, 2001 through December 31, 2001.

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

EBS Pension, L.L.C.
Notes to Financial Statements
December 31, 2001 and 2000
--------------------------------------------------------------------------------

     Expenses

     All expenses of the Company are recorded on the accrual basis of accounting.

     Income Taxes

     The Company is not subject to taxes. Instead, the Members report their distributive share of the Company's profits and losses on their respective income tax returns.

3.   Distribution Payable

     Through December 2001, a total of $262,057 of proceeds distributed to Members in February 1998 were returned as the checks issued did not clear the bank. The funds are held by the Company and are available for the respective members to claim.

     Any unclaimed funds will eventually escheat to the state in which they were distributed according to that state's statutory period for unclaimed property.

4.   Members' Equity

     On September 25, 1997, Edison transferred the right to receive the net cash proceeds from the termination of the Pension Plan in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. The Net Pension Plan Proceeds (as defined by the plan) amounted to $43.9 million at December 31, 1997 and were due from Edison at that date. Pursuant to the Plan, an additional amount of $5.7 million (the "Pension Plan Tax Reserve") is being held by Edison to satisfy certain fees and tax liabilities of Edison. The Plan of Reorganization further provided that upon receipt of a private letter ruling (the "Tax Ruling") from the Internal Revenue Service (the "IRS") indicating that no tax liability existed necessitating release of funds from the Pension Plan Tax Reserve, that Edison should remit such funds to the Company. On September 28, 1998, the IRS issued the Tax Ruling. See Note 7 hereof for further discussion of the Pension Plan Tax Reserve.

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

EBS Pension, L.L.C.
Notes to Financial Statements
December 31, 2001 and 2000
--------------------------------------------------------------------------------

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

     On October 11, 2001, the Court concluded that the Company could not establish a nexus between the alleged trust and the assets sought by the Company.

7.   Subsequent Events

     On February 21, 2002, the parties executed a settlement agreement (the "Settlement Agreement"), that was approved by the Court on March 14, 2002. Pursuant to the Settlement Agreement, Edison agreed to distribute to the Company cash equal to thirty-four (34%) of its pre-petition claim of $5,740,000, which equals $1,951,600, payable within three days after the order becomes final. The Settlement Agreement

EBS Pension, L.L.C.
Notes to Financial Statements
December 31, 2001 and 2000
--------------------------------------------------------------------------------


     further provides that additional distributions will be made to the Company at such time, if ever, as the distributions to all holders of allowed general unsecured claims against the Debtors exceed twenty-one percent (21%) of their allowed claims. Thereafter, the Company will receive on account of its remaining claim, distributions equal to the Company's pro rata share (based upon its remaining claim of $3,788,400) of all distributions over twenty-one percent (21%) on a pro rata basis with all general unsecured claims.

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

ITEM 11--EXECUTIVE COMPENSATION

         The Manager is to receive reasonable compensation for services rendered to and on behalf of the Company, as well as reimbursement for the reasonable expenses incurred in connection with the performance of its duties under the Members Agreement. With respect to services rendered during the year ended December 31, 2001, the Company accrued expenses of approximately $50,000 for services rendered by, and reimbursements due to, the Manager.

         With respect to services rendered during the year ended December 31, 2000 and 1999, the Company accrued expenses of approximately $50,000 for services rendered by, and reimbursements due to, the Manager. With respect to services rendered during the year ended December 31, 1998, the Company paid approximately $64,000 for services rendered by, and reimbursements due to, the Manager. With respect to services rendered from the Inception Date to December 31, 1997, the Company did not accrue for such services rendered by the Manager, as this amount was not yet determined.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the certificated ownership of the Company's Class A Membership Units of persons owning more than five percent of the outstanding Class A Membership Units as of December 31, 2001. The Manager of the Company owns 115 Class A Membership Units.



Name and Address of Certificated                 Number of Class A  Nature of Certificated
--------------------------------                 -----------------  ----------------------
Owner                                            Membership Units   Ownership                        Percent
-----                                            ----------------   ---------                        -------
Swiss Bank Corporation                             1,603,998        Sole Voting/Investment           16.0%
Citibank, N.A.                                       841,524        Sole Voting/Investment            8.4%
Loeb Partners Corporation                          1,184,616        Sole Voting/Investment           11.8%
Caspian Capital Partners, LP                         701,156        Sole Voting Investment            7.0%
Contrarian Capital Advisors, L.L.C.                  745,578        Sole Voting/Investment           7.46%
Morgens Waterfall Overseas Partners                  657,578        Sole Voting/Investment            6.6%

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

                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. The following financial statements and the report thereon of Rubin, Brown, Gornstein & Co., LLP are included in Item 8 of this report:

              Report of Independent Public Accountants

              Balance Sheets as of December 31, 2001 and 2000


              Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999


              Statements of Changes in Members' Equity for the Years Ended December 31, 2001, 2000, and 1999

              Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999

              Notes to Financial Statements

     2.  Financial Statement Schedules:

         All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements and notes thereto.

(b) The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 8-K.

(c)  Exhibits

     Exhibit
     Number              Description
     ---------          --------------------------------------------------------
     2.1*               Amended Joint Plan of Reorganization of Edison Brothers
                        Stores, Inc.
     3.1*               EBS Pension, L.L.C. Certificate of Formation
     3.2*               EBS Pension, L.L.C. Membership Agreement
     23.1               Consent of Independent Public Accountants

     -------------------
     * Incorporated by reference to the Company's Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998
         (SEC File No.000-24713).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March ____, 2002            EBS PENSION, L.L.C.
                                  (Registrant)

                                  By:    WELLS FARGO BANK MINNESOTA, N.A., in
                                         its capacity as Manager of EBS Pension,
                                         L.L.C.

                                       By:
                                         ---------------------------------------
                                         Lon P. LeClair
                                         Vice President

                                  Exhibit Index

Exhibit
Number    Description                                     Location
-------   ---------------------------------------------   --------------
2.1*      Amended Joint Plan of Reorganization of Edison  Incorporated
          Brothers Stores, Inc.                           by reference

3.1*      EBS Pension, L.L.C. Certificate of Formation    Incorporated
                                                          by reference

3.2*      EBS Pension, L.L.C. Membership Agreement        Incorporated
                                                          by reference

23.1      Consent of Independent Public Accountants       Filed herewith

-------------------
* Incorporated by reference to the Company's Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No. 000-24713).