Form 10-Q
period 2002-03-31
EBS PENSION LLC
filed 2002-05-14
CIK 1065923

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

At May 1, 2002 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               EBS PENSION, L.L.C.
                             Statement of Operations
                          -----------------------------

                                                     For the three months ended
                                                               March 31,
                                                         2002            2001
                                                     (unaudited)     (unaudited)
Income:
    Interest                                           $  6,523        $ 23,313
                                                       --------        --------

Expenses:
    Manager fees                                       $ 12,330        $ 12,329
    Transfer agent and settlement
     administration fees                                  9,600           9,000
    Legal fees                                            8,000           1,389
    Accounting fees                                       3,000           9,000
    Other                                                 1,400             600
                                                       --------        --------

         Total expenses                                  34,330          32,918
                                                       --------        --------

Net loss                                               $(27,807)       $ (9,605)
                                                       ========        ========

Net per membership unit -
Primary and diluted                                      (0.003)         (0.001)
                                                       ========        ========

   The accompanying notes are an integral part of these financial statements.

                               EBS PENSION, L.L.C.
                                  Balance Sheet
                      ------------------------------------

                                                           March 31,     December 31,
                                                              2002           2001
                                                          (unaudited)
Assets
Cash and cash equivalents:
     Available for general operations                     $   120,882    $   136,847
     Returned member distributions                            262,057        262,057
     Available for anticipated cost of legal
      Indemnification of officers                           1,500,000      1,500,000
     Interest receivable                                        2,242          3,278
                                                          -----------    -----------

         Total assets                                     $ 1,885,181    $ 1,902,182
                                                          ===========    ===========

Liabilities
Distribution payable                                      $   262,057    $   262,057
Accrued expenses                                              294,542        283,736
                                                          -----------    -----------

         Total liabilities                                    556,599        545,793
                                                          -----------    -----------

Members' equity
     Membership Units (Class A - 10,000,000 authorized,
       issued and outstanding at March 31, 2002 and
       December 31, 2001)
     Paid-in capital                                        1,667,492      1,667,492
     Retained deficit                                        (338,910)      (311,103)
                                                          -----------    -----------

         Total members' equity                              1,328,582      1,356,389
                                                          -----------    -----------

         Total liabilities and members' equity            $ 1,885,181    $ 1,902,182
                                                          ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                    Statement of Changes in Members' Equity
    For the Period Ended March 31, 2002 and the year ended December 31, 2001
    ------------------------------------------------------------------------

                                        Class A
                                       Membership     Paid In       Retained
                                         Units        Capital        Deficit         Total
Balance, January 1, 2001               10,000,000   $ 1,667,492   $  (233,846)   $ 1,433,646

Current year loss                               -             -       (77,257)       (77,257)
                                      -----------   -----------   -----------    -----------

Balance, December 31, 2001             10,000,000     1,667,492      (311,103)     1,356,389

Current period loss (unaudited)                 -             -       (27,807)       (27,807)
                                      -----------   -----------   -----------    -----------

Balance, March 31, 2002 (unaudited)    10,000,000   $ 1,667,492   $  (338,910)   $ 1,328,582
                                      ===========   ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               EBS PENSION, L.L.C.
                             Statement of Cash Flows
               --------------------------------------------------

                                                    For the three months ended
                                                            March 31,
                                                        2002           2001
                                                    (unaudited)    (unaudited)

Cash flows from operating activities:
     Net loss                                       $   (27,807)   $    (9,605)
     Reconciliation of net loss to cash flows
     used in operating activities:
         Decrease in interest receivable                  1,036          1,797
         Increase (decrease) in accrued liabilities      10,806           (650)
                                                    -----------    -----------

         Cash flows used in operating
          activities                                    (15,965)        (8,458)
                                                    -----------    -----------

Net decrease in cash and
 cash equivalents                                       (15,965)        (8,458)

Cash and cash equivalents at beginning of period      1,898,904      1,907,334
                                                    -----------    -----------

Cash and cash equivalents at end of period          $ 1,882,939    $ 1,898,876
                                                    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

EBS Pension, L.L.C.
Notes to Financial Statements
March 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

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

     Basis of Presentation
     These financial statements include the accounts of the Company for the periods from January 1, 2001 through December 31, 2001, January 1, 2001 through March 31, 2001 (unaudited), and January 1, 2002 through March 31, 2002 (unaudited).

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

EBS Pension, L.L.C.
Notes to Financial Statements
March 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

3.   Distributions Payable

     Through March 2002, a total of $262,057 of proceeds distributed to Members in February 1998 were returned as the checks issued did not clear the bank. The funds are held by the Company and are available for the respective members to claim.

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

     On February 21, 2002, the parties executed a settlement agreement (the "Settlement Agreement"), that was approved by the Court in March 14, 2002. Pursuant to the Settlement Agreement, Edison agreed to distribute to the Company cash equal to thirty-four (34%) of its pre-petition claim of $5,740,000, which

EBS Pension, L.L.C.
Notes to Financial Statements
March 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

     equals $1,951,600, payable within three days after the order becomes final. The Settlement Agreement further provides that additional distributions will be made to the Company at such time, if ever, as the distributions to all holders of allowed general unsecured claims against the Debtors exceed twenty-one percent (21%) of their allowed claims. Thereafter, the Company will receive on account of its remaining claim, distributions equal to the Company's pro rata share (based upon its remaining claim of $3,788,400) of all distributions over twenty-one percent (21%) on a pro rata basis with all general unsecured claims.

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

EBS Pension, L.L.C.
Notes to Financial Statements
March 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

     On October 11, 2001, the Court concluded that the Company could not establish a nexus between the alleged trust and the assets sought by the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2002 through March 31, 2002 (unaudited), January 1, 2001 through March 31, 2001 (unaudited) and January 1, 2000 through March 31, 2000 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

          On January 23, 1998, the Company received from Edison, Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2001, 2000, 1999 and 1998, the Company recognized $67,172, $103,917, $80,314 and $321,488 of interest income, respectively. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the three month periods ended March 31, 2002, 2001 and 2000, the Company recognized $6,523, $23,313 and $23,662 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve, (3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

          The Company's general and administrative expenses consist primarily of fees payable to the Manager, the Transfer Agent, and the Company's lawyers, accountants, and auditors. The Company had expenses of $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2001, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. During the three month periods ended March 31, 2002, 2001 and 2000, the Company had expenses of $34,330, $32,918 and $32,787, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to collect the Pension Plan Tax Reserve from Edison.

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

          At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At March 31, 2002, the Company had cash and cash equivalents of approximately $1.9 million, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

          On February 21, 2002, the parties executed a settlement agreement (the "Settlement Agreement"), that was approved by the Court on March 14, 2002. Pursuant to the Settlement Agreement, Edison agreed to distribute to the Company cash equal to thirty-four percent (34%) of its pre-petition claim of $5,740,000 which equals $1,951,600 payable within three days after the order becomes final. The Settlement Agreement further provides that additional distributions will be made to the Company at such time, if ever, as the distributions to all holders of allowed general unsecured claims against the Debtors exceed twenty-one percent (21%) of their allowed claims. Thereafter, the Company will receive on account of its remaining claim, distributions equal to the Company's pro rata share (based upon its remaining claim of $3,788,400) of all distributions over twenty-one percent (21%), on a pro rata basis with all general unsecured claims.

          As of December 31, 2001, the balance in the Company's operating account was $120,882. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

          The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.

Quarterly Results

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

          Interest income decreased $16,790 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 due primarily to a decrease in interest rates.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

          Other than the matters discussed in Part I, Item 2 of this Quarterly Report, the Company is not involved in any legal proceedings.

Item 5.   Other Information.

          None.

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

                                        EBS PENSION, L.L.C.

                                        By: WELLS FARGO BANK MINNESOTA, N.A.,
                                            in its capacity as Manager of
                                            EBS Pension, L.L.C.




                                        By: /s/ Lon P. LeClair
Date:  May 14, 2002                         -------------------------------
                                            Lon P. LeClair
                                            Vice President