Form 10-Q
period 2002-06-30
EBS PENSION LLC
filed 2002-08-14
CIK 1065923

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At August 1, 2002 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements




                               EBS PENSION, L.L.C.
                            Statements of Operations
                       For the Three and Six Month Periods
                          Ended June 30, 2002 and 2001
                          ----------------------------

                                                    For the three months                 For the six months
                                                       ended June 30,                      ended June 30,
                                                  2002               2001              2002              2001
                                               (unaudited)        (unaudited)       (unaudited)      (unaudited)
Income:
   Litigation income                            $1,951,600         $     -           $1,951,600       $     -
   Interest                                          9,903             18,374            16,426           41,687
                                                -----------        -----------       -----------      -----------
       Total income                             $1,961,503         $   18,374        $1,968,026       $   41,687
                                                ===========        ===========       ===========      ===========
Expenses:
   Manager fees                                 $   12,330         $   12,967        $   24,660       $   24,796
   Transfer agent and                                9,600              9,600            19,200           19,200
   settlement administration fees
   Legal fees                                        9,036              5,000            17,036            6,389
   Accounting fees                                   5,000              3,000             8,000           12,000
   Other                                             2,256                500             3,656            1,100
                                                -----------        -----------       -----------      -----------
       Total expenses                               38,222             31,067            72,552           63,485
                                                -----------        -----------       -----------      -----------
Net income (loss)                               $1,923,281         $  (12,693)       $1,895,474       $  (21,798)
                                                ===========        ===========       ===========      ===========
Net income (loss) per unit - basic and          $    0.192         $    (.001)       $    0.190       $    (.002)
diluted                                         ===========        ===========       ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                                 Balance Sheets
                      June 30, 2002 and December 31, 2001
                      -----------------------------------


                                                                         June 30,               December 31,
                                                                           2002                     2001
                                                                       (unaudited)

Assets
Cash and cash equivalents

     Available for general operations                                   $  517,078              $  136,847
     Returned member distributions                                         262,057                 262,057
     Available for anticipated cost of legal indemnification             1,500,000               1,500,000
     of officers
Interest receivable                                                          2,501                   3,278
                                                                        -----------             -----------
     Total assets                                                       $2,281,636              $1,902,182
                                                                        ===========             ===========
Liabilities

Distribution payable                                                    $  262,057              $  262,057
Accrued expenses                                                           309,106                 283,736
                                                                        -----------             -----------
     Total liabilities                                                     571,163                 545,793
                                                                        -----------             -----------
Members' equity:

     Membership Units (Class A - 10,000,000 authorized, issued
     and outstanding at June 30, 2002 and December 31, 2001
     Paid-in capital                                                     1,667,492               1,667,492
     Retained earnings (deficit)                                            42,981                (311,103)
                                                                        -----------             -----------
     Total members' equity                                               1,710,473               1,356,389
                                                                        -----------             -----------
     Total liabilities and members' equity                              $2,281,636              $1,902,182
                                                                        ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                    Statements of Changes in Members' Equity
                             For the Periods Ended
                      June 30, 2002 and December 31, 2001
                      -----------------------------------


                                         Class A
                                       Membership         Paid in          Retained
                                          Units           Capital           Deficit           Total

Balance, January 1, 2001                10,000,000        $1,667,492       $(233,846)       $1,433,646

Net loss                                    -                  -             (77,257)          (77,257)
                                        -----------       -----------      -----------      -----------
Balance, December 31, 2001              10,000,000         1,667,492        (311,103)        1,356,389

Net income (unaudited)                      -                  -           1,895,474         1,895,474

Capital distribution (unaudited)            -                  -          (1,541,390)       (1,541,390)
                                        -----------       -----------      -----------      -----------
Balance, June 30, 2002 (unaudited)      10,000,000        $1,667,492       $  42,981        $1,710,473
                                        ===========       ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                            Statements of Cash Flows
                For the Six Months Ended June 30, 2002 and 2001
                -----------------------------------------------


                                                                               For the six months ended June 30,

                                                                                 2002                    2001
                                                                              (unaudited)             (unaudited)

Cash flows from operating activities:

    Net income (loss)                                                          $1,895,474              $  (21,798)
    Reconciliation of net income (loss) to cash flows provided by/(used in) operating activities:
          Decrease in interest and distribution receivable                            777                   3,675
          Increase in accrued expenses                                             25,370                  12,364
                                                                               -----------             -----------
       Cash flows provided by/(used in) operating activities                    1,921,621                  (5,759)
                                                                               -----------             -----------
Cash flows from financing activities:
        Capital distributions                                                  (1,541,390)                   -
                                                                               -----------             -----------
                Cash flow (used in) financing                                  (1,541,390)                   -
                                                                               -----------             -----------
Net increase (decrease) in cash and cash equivalents                              380,231                  (5,759)

Cash and cash equivalents at beginning of period                                1,898,904               1,907,334
                                                                               -----------             -----------
Cash and cash equivalents at end of period                                     $2,279,135              $1,901,575
                                                                               ===========             ===========



   The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.
Notes to Financial Statements
June 30, 2002 and December 31, 2001
--------------------------------------------------------------------------------

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

2.       Summary of Significant Accounting Policies

         This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These policies conform to accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Adjustments are of a normal and recurring nature. Actual results could differ from those estimates.

         Basis of Presentation
         These financial statements include the accounts of the Company for the periods from January 1, 2001 through December 31, 2001, January 1, 2001 through June 30, 2001 (unaudited), January 1, 2002 through June 30, 2002 (unaudited), April 1, 2001 through June 30, 2001 (unaudited), and April 1, 2002 through June 30, 2002 (unaudited).

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

EBS PENSION, L.L.C.
Notes to Financial Statements
June 30, 2002 and December 31, 2001
--------------------------------------------------------------------------------


3.       Distribution Payable

         Through June 2002, a total of $262,057 of proceeds distributed to Members in February 1998 were returned as the checks issued were not claimed. The funds are held by the Company and are available for the respective members to claim.

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

         Also during 1998, certain Class A Membership Unit holders returned 279 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in paid in capital and were available for future distributions to holders of Class A Membership Units. Currently, Edison has no Class B Membership Units.

         Proceeds of $262,057, distributed to Members in February 1998 have been returned as the checks issued did not clear the bank. See Note 3 above for further discussion.

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

EBS PENSION, L.L.C.
Notes to Financial Statements
June 30, 2002 and December 31, 2001
--------------------------------------------------------------------------------


         upon its remaining claim of $3,788,400) of all distributions over twenty-one percent (21%) on a pro rata basis with all general unsecured claims.

         On April 17, 2002, the Company received the settlement cash of $1,951,600, or thirty-four percent (34%) of its pre-petition claim. On May 31, 2002, the Company distributed $1,541,390 to holders of Class A Membership Units.

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

         On October 17, 2000, the Debtors and the Company stipulated to a schedule pursuant to which they would each submit to the Bankruptcy Court a motion for entry of judgment with respect to the Complaint (the "Scheduling Stipulation"). The Scheduling Stipulation also provided that each party would be permitted to submit an answer brief and a subsequent reply brief. Further, under the Scheduling Stipulation, the parties waived their right to request an oral argument on their respective motions for judgment. The parties filed and served the appropriate pleadings in accordance with the Scheduling Stipulation. On October 11, 2001, the Court concluded that the Company could not establish a nexus between the alleged trust and the assets sought by the Company, however, as indicated above the Company executed the Settlement Agreement.

         On May 29, 2002, the Chapter 7 Trustee of Edison Brothers Stores, Inc. (the "Trustee") filed a Motion (the "Motion") in the Bankruptcy Court for an Order approving, among other things, the sale of shares of Principal Financial Group, Inc. Stock (the "Principal Stock"), free and clear of all liens, claims and encumbrances. On June 11, 2002, the Company filed a limited objection (the "Limited Objection") to the Motion. In the Limited

EBS PENSION, L.L.C.
Notes to Financial Statements
June 30, 2002 and December 31, 2001
--------------------------------------------------------------------------------


         Objection, the Company sought to preserve its rights, if any, with respect to the Principal Stock or the proceeds thereof. On June 18, 2002, the Court granted the Motion as provided in the Order subject to the Company's Limited Objection. In addition, the Court indicated that the proceeds of the sale of the Principal Stock were to be held by the Trustee in a segregated account subject to further order of the Court and the Company's right to assert an interest in said proceeds. There can be no assurances as to the interest (if any) that the Company has in said proceeds.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2001 through June 30, 2001 (unaudited), January 1, 2002 through June 30, 2002 (unaudited), April 1, 2001 through June 30, 2001 (unaudited), and April 1, 2002 through June 30, 2002 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

         On January 23, 1998, the Company received from Edison, Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2001, 2000, 1999 and 1998, the Company recognized $67,172, $80,314 and $321,488 of interest income, respectively. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the six month periods ended June 30, 2002 and 2001, the Company recognized $16,426 and $41,687 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve, (3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and
(4) the amount and timing of the Company's expenses.

         The Company's general and administrative expenses consist primarily of fees payable to the Manager, the Transfer Agent, and the Company's lawyers, accountants, and auditors. The Company had expenses of $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2001, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. During the six month periods ended June 30, 2002 and 2001, the Company had expenses of $72,552 and $63,485, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to collect the Pension Plan Tax Reserve from Edison.

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

         At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At June 30, 2002, the Company had cash and cash equivalents of approximately $2.3 million, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

         In September 2000, the Company filed a motion with the United States Bankruptcy Court, District of Delaware (the "Bankruptcy court") to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. Section 1.4 of the Company's Members Agreement limits the Company's existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. Therefore, the Company's existence was set to expire on September 26, 2000 unless extended by the Bankruptcy Court. In its motion, the Company argued that the Company's members would be best served by permitting the Company to remain a going concern. The Bankruptcy Court granted the Company's motion to extend the existence of the Company for an additional two-year term.

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

         On May 29, 2002, the Chapter 7 Trustee of Edison Brothers Stores, Inc. (the "Trustee") filed a Motion in the Bankruptcy Court for an Order Approving, among other things, the sale of shares of Principal Financial Group, Inc. Stock (the "Principal Stock"), free and clear of all liens, claims and encumbrances (the "Motion"). On June 11, 2002, the Company filed a limited objection (the "Limited Objection") to the Motion. In the Limited Objection, the Company sought to preserve its rights, if any, with respect to the Principal Stock or the proceeds thereof. On June 18, 2002, the Court granted the Motion as provided in the Order subject to the Company's Limited Objection. In addition, the Court indicated that the proceeds of the sale of the Principal Stock were to be held by the Trustee in a segregated account subject to further order of the Court and the Company's right to assert an interest in said proceeds. Further, there can be no assurances as to the interest (if any) that the Company has in said proceeds.

          As of June 30, 2002, the balance in the Company's general operating account was $517,078. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

         The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.

Quarterly Comparison

Six Months ended June 30, 2002 Compared to Six Months Ended June 30, 2001

         Total income for the six months ended June 30, 2002 was $1,968,026 compared to $41,687 for the six months ended June 30, 2001. This increase is due to the cash received by the Company as a result of the Settlement Agreement.

         Total expenses increased $9,067 due primarily to an increase in legal fees related to the negotiation and resolution of the Settlement Agreement.

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

                                         EBS PENSION, L.L.C.

                                         By: WELLS FARGO, BANK MINNESOTA, N.A.,
                                         in its capacity as Manager of EBS
                                         Pension, L.L.C.


                                         By: /s/  Lon P. LeClair
                                             -----------------------------------
                                             Lon P. LeClair
                                             Vice President

Date: August 9, 2002