Form 10-Q
period 2002-09-30
EBS PENSION LLC
filed 2002-11-14
CIK 1065923

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 1, 2002 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              EBS PENSION, L.L.C.
                            Statements of Operations
                      For the Three and Nine Month Periods
                       Ended September 30, 2002 and 2001

                                    For the three months            For the nine months
                                    ended September 30,             ended September 30,

                                  2002               2001             2002         2001
                               (unaudited)        (unaudited)      (unaudited)  (unaudited)
Income:
     Settlement income               $        -    $        -      $1,951,600   $        -
     Interest                             7,443        15,014          23,869       56,701
                                     ----------    ----------      ----------   ----------
         Total income                $    7,443    $   15,014      $1,975,469   $   56,701
                                     ==========    ==========      ==========   ==========

Expenses:
     Manager fees                    $   12,000    $   12,604      $   36,660   $   37,400
     Registrar, transfer agent and       58,547         4,600          77,747       28,800
     paying agent fees
     Legal fees                               -         5,000          17,036       11,389
     Accounting fees                      6,519         4,000          14,519       16,000
     Other                                   17         1,259           3,673        2,359
                                     ----------    ----------      ----------   ----------
         Total expenses                  77,083        27,463         149,635       95,948
                                     ----------    ----------      ----------   ----------
Net (loss) income                    $  (69,640)   $  (12,449)     $1,825,834   $  (39,247)
                                     ==========    ==========      ==========   ==========
Net (loss) income per unit - basic
and diluted                          $    (.007)   $    (.001)     $    0.183   $    (.004)
                                     ==========    ==========      ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                                 Balance Sheets
                    September 30, 2002 and December 31, 2001

                                                    September 30,
                                                        2002        December 31,
                                                     (unaudited)       2001
Assets
Cash and cash equivalents
      Available for general operations               $   514,309    $   136,847
      Returned member distributions                      262,057        262,057
      Available for anticipated cost of legal
      indemnification of officers                      1,500,000      1,500,000
Interest receivable                                        2,380          3,278
Prepaid expenses                                             187              -
                                                     -----------    -----------

      Total assets                                   $ 2,278,933    $ 1,902,182
                                                     ===========    ===========

Liabilities
Accounts payable                                     $     6,610    $         -
Distribution payable                                     262,057        262,057
Accrued expenses                                         369,433        283,736
                                                     -----------    -----------

      Total liabilities                                  638,100        545,793
                                                     -----------    -----------

Members' equity
Membership Units (Class A - 10,000,000 authorized,
issued and outstanding at September 30, 2002 and
December 31, 2001
Paid-in capital                                        1,667,492      1,667,492
Retained deficit                                         (26,659)      (311,103)
                                                     -----------    -----------

      Total members' equity                            1,640,833      1,356,389
                                                     -----------    -----------

      Total liabilities and members' equity          $ 2,278,933    $ 1,902,182
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                    Statements of Changes in Members' Equity
                             For the Periods Ended
                    September 30, 2002 and December 31, 2001

                                    Class A
                                  Membership       Paid in      Retained
                                     Units         Capital       Deficit         Total
Balance, January 1, 2001            10,000,000   $ 1,667,492   $  (233,846)   $ 1,433,646
Net loss                                     -             -       (77,257)       (77,257)
                                   -----------   -----------   -----------    -----------
Balance, December 31, 2001          10,000,000     1,667,492      (311,103)     1,356,389
Net income (unaudited)                       -             -     1,825,834      1,825,834
Capital distribution (unaudited)             -             -    (1,541,390)    (1,541,390)
                                   -----------   -----------   -----------    -----------
Balance, September 30, 2002
(unaudited)                         10,000,000   $ 1,667,492   $   (26,659)   $ 1,640,833
                                   ===========   ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                            Statements of Cash Flows
             For the Nine Months Ended September 30, 2002 and 2001

                                                                   For the nine months ended September 30,

                                                                      2002                       2001
                                                                   (unaudited)                (unaudited)
Cash flows from operating activities:
      Net income (loss)                                            $ 1,825,834                $   (39,247)
         Reconciliation of net income (loss) to cash flows
         provided by (used in) operating activities:
             Increase in prepaid expenses                                 (187)                         -
             Decrease in interest receivable                               898                      4,636
             Increase in accounts payable                                6,610                          -
             Increase in accrued expenses                               85,697                     31,236
                                                                   -----------                -----------
          Cash flows provided by (used in) operating activities      1,918,852                     (3,375)
                                                                   -----------                -----------
Cash flows from financing activities:
          Capital distributions                                     (1,541,390)                         -
                                                                                              -----------
                  Cash flows used in financing activities           (1,541,390)                         -
                                                                                              -----------
Net increase (decrease) in cash and cash equivalents                   377,462                     (3,375)
Cash and cash equivalents at beginning of period                     1,898,904                  1,907,334
                                                                   -----------                -----------
Cash and cash equivalents at end of period                         $ 2,276,366                $ 1,903,959
                                                                   ===========                ===========

   The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.
Notes to Financial Statements
September 30, 2002 and December 31, 2001

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

2.     Summary of Significant Accounting Policies

       This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These policies conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Adjustments are of a normal and recurring nature. Actual results could differ from those estimates.

       Basis of Presentation
       These financial statements include the accounts of the Company for the periods from January 1, 2001 through December 31, 2001, January 1, 2001 through September 30, 2001 (unaudited), January 1, 2002 through September 30, 2002 (unaudited), July 1, 2001 through September 30, 2001 (unaudited), and July 1, 2002 through September 30, 2002 (unaudited).

       Cash and Cash Equivalents
       Cash and cash equivalents consist of amounts held in an account in the Company's name at a highly-rated financial institution, along with U.S. Treasury Securities purchased and held in the Company's name.

       The Company's cash and cash equivalents, excluding the $262,057 of returned member distributions, plus any portion of proceeds distributed under the Pension Plan Tax Reserve Settlement Agreement (defined below) that may ultimately be received by the Company, will be used for general operations and for the anticipated cost of legal indemnification of the officers of Edison as contemplated by the Members' Agreement and collecting any proceeds from the Pension Plan Tax Reserve Settlement Agreement from Edison. Any amounts not used for these purposes will be made available for future distributions to Class A Membership Unit holders.

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

EBS PENSION, L.L.C.
Notes to Financial Statements
September 30, 2002 and December 31, 2001

       Income Taxes
       The Company is not subject to taxes. Instead, the Members report their distributive share of the Company's profits and losses on their respective income tax returns.

3.     Distribution Payable

       Through September 2002, a total of $262,057 of proceeds distributed to Members in February 1998 were returned as the checks issued were not claimed. The funds are held by the Company and are available for the respective members to claim.

       Any unclaimed funds will eventually escheat to the state in which they were distributed according to that state's statutory period for unclaimed property.

4.     Members' Equity

       On September 25, 1997, Edison transferred the right to receive the net cash proceeds from the termination of the Pension Plan in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. The Net Pension Plan Proceeds (as defined by the plan) amounted to $43.9 million at December 31, 1997 and were due from Edison at that date. Pursuant to the Plan, an additional amount of $5.7 million (the "Pension Plan Tax Reserve") was being held by Edison to satisfy certain fees and tax liabilities of Edison. The Plan of Reorganization further provided that upon receipt of a private letter ruling (the "Tax Ruling") from the Internal Revenue Service (the "IRS") indicating that no tax liability existed necessitating release of funds from the Pension Plan Tax Reserve, that Edison should remit such funds to the Company. On September 28, 1998, the IRS issued the Tax Ruling.

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

       Proceeds of $262,057 (distributed to Members in February 1998) have been returned, as the checks issued did not clear the bank. See Note 3 above for further discussion.

       On February 21, 2002, the parties executed a settlement agreement (the "Pension Plan Tax Reserve Settlement Agreement") with regard to the Pension Plan Tax Reserve, that was approved by the Court in March 14, 2002. Pursuant to the Pension Plan Tax Reserve Settlement Agreement, Edison agreed to distribute to the Company cash equal to thirty-four percent (34%) of its pre-petition claim of $5,740,000, which equals $1,951,600, payable within three days after the order becomes final. The Pension Plan Tax Reserve Settlement Agreement further provides that additional distributions will be made to the Company at such time, if ever, as the distributions to all holders of allowed general unsecured claims against the Debtors exceed twenty-one

EBS PENSION, L.L.C.
Notes to Financial Statements
September 30, 2002 and December 31, 2001

       percent (21%) of their allowed claims. Thereafter, the Company will receive on account of its remaining claim, distributions equal to the Company's pro rata share (based upon its remaining claim of $3,788,400) of all distributions over twenty-one percent (21%) on a pro rata basis with all general unsecured claims.

       On April 17, 2002, the Company received the settlement cash of $1,951,600, or thirty-four percent (34%), of its pre-petition claim. On May 31, 2002, the Company distributed $1,541,390 to holders of Class A Membership Units.

5.     Related Parties

       The Manager of the Company is the same financial institution that holds the Company's cash and cash equivalents.

6.     Commitments and Contingencies

       On March 9, 1999, Edison filed for protection under Chapter 11 of the Bankruptcy Code (the "Petition Date"). On April 23, 1999, the Company filed a complaint (the "Complaint") against Edison seeking a declaration that Edison was holding the Pension Plan Tax Reserve in constructive trust for the Company and that it was not part of Edison's bankruptcy. On June 16, 1999, the Company filed a motion for summary judgment with respect to the Complaint. Edison filed a cross motion for summary judgement on July 30, 1999. A hearing (the "Hearing") on the Company's summary judgment motion was held on December 7, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). At the Hearing, the Bankruptcy judge denied both summary judgement motions citing the existence of genuine issues of material fact, but, in so holding, determined that Edison was holding the Pension Plan Tax Reserve in constructive trust for the Company. After the Hearing, the Company and Edison made several attempts to resolve this matter without the need for trial, but were unsuccessful in these efforts. Both Edison and the Company submitted pleadings in support of entry of judgment in favor of their respective positions.

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

     On February 21, 2002, the Company reached a settlement with regard to the Pension Plan Tax Reserve as set forth in the Pension Plan Tax Reserve Settlement Agreement as discussed above in Note 4. On April 17, 2002, the Company received the settlement proceeds of the Pension Plan Tax Reserve. On May 31, 2002, the Company distributed $1,541,390 to holders of Class A Membership Units. The Company is currently awaiting the resolution of its remaining claim to distributions equal to the Company's pro rata share (based upon its remaining claim of $3,788,400) of all distributions over twenty-one percent (21%) on a pro rata basis with all general unsecured claims.

       On May 29, 2002, the Chapter 7 Trustee of Edison Brothers Stores, Inc. (the "Trustee") filed a Motion in the Bankruptcy Court for an Order Approving, among other things, the sale of shares of Principal Financial Group, Inc. Stock (the "Principal Stock"), free and clear of all liens, claims and encumbrances (the "Motion"). On June 11,

EBS PENSION, L.L.C.
Notes to Financial Statements
September 30, 2002 and December 31, 2001

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2001 through September 30, 2001 (unaudited), January 1, 2002 through September 30, 2002 (unaudited), July 1, 2001 through September 30, 2001 (unaudited), and July 1, 2002 through September 30, 2002 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

       On January 23, 1998, the Company received from Edison, Pension Plan Proceeds totaling approximately $43.9 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2001, 2000, 1999 and 1998, the Company recognized $67,172, $80,314 and $321,488 of interest income, respectively. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the nine month periods ended September 30, 2002 and 2001, the Company recognized $23,869 and $56,701 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve, (3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and
(4) the amount and timing of the Company's expenses.

       The Company's general and administrative expenses consist primarily of fees payable to the Manager, the Registar, Transfer Agent and Paying Agent, and the Company's lawyers, accountants, and auditors. The Company had expenses of $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended December
31, 2001, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. During the nine month periods ended September 30, 2002 and 2001, the Company had expenses of $149,635 and $95,948, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to collect the Pension Plan Tax Reserve from Edison.

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

       At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At September 30, 2002, the Company had cash and cash equivalents of approximately $2.3 million, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

     On February 21, 2002, the parties executed a settlement agreement (the "Pension Plan Tax Reserve Settlement Agreement"), that was approved by the Court on March 14, 2002. Pursuant to the Pension Plan Tax Reserve Settlement Agreement, Edison agreed to distribute to the Company cash equal to thirty-four percent (34%) of its pre-petition claim of $5,740,000 which equals $1,951,600 payable within three days after the order becomes final. The Pension Plan Tax Reserve Settlement Agreement further provides that additional distributions will be made to the Company at such time, if ever, as the distributions to all holders of allowed general unsecured claims against the Debtors exceed twenty-one percent (21%) of their allowed claims. Thereafter, the Company will receive on account of its remaining claim, distributions equal to the Company's pro rata share (based upon its remaining claim of $3,788,400) of all distributions over twenty-one percent (21%), on a pro rata basis with all general unsecured claims.

       On May 29, 2002, the Chapter 7 Trustee of Edison Brothers Stores, Inc. (the "Trustee") filed a Motion in the Bankruptcy Court for an Order Approving, among other things, the sale of shares of Principal Financial Group, Inc. Stock (the "Principal Stock"), free and clear of all liens, claims and encumbrances (the "Motion"). On June 11, 2002, the Company filed a limited objection (the "Limited Objection") to the Motion. In the Limited Objection, the Company sought to preserve its rights, if any, with respect to the Principal Stock or the proceeds thereof. On June 18, 2002, the Court granted the Motion as provided in the Order subject to the Company's Limited Objection. In addition, the Court indicated that the proceeds of the sale of the Principal Stock were to be held by the Trustee in a segregated account subject to further order of the Court and the Company's right to assert an interest in said proceeds. The Company is pursuing its potential interest in the Principal Stock with the Trustee. Further, there can be no assurances as to the interest (if any) that the Company has in said proceeds.

       In September 2002, the Company filed a motion with the Bankruptcy Court to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. As mentioned above, Section 1.4 of the Company's Members Agreement originally limited the Company's existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2000, the Bankruptcy Court granted the Company's motion to extend the existence of the Company for an additional two-year term. The Bankruptcy Court granted the Company's motion to extend the term of existence for an additional two-year term.

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

Quarterly Comparison

Nine Months ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

         Total income for the nine months ended September 30, 2002 was $1,975,469 compared to $56,701 for the nine months ended September 30, 2001. This increase is due to the cash received by the Company as a result of the Pension Plan Tax Reserve Settlement Agreement.

         Total expenses increased $53,687 due primarily to an increase in registar, transfer agent and paying agent fees related to the negotiation and resolution of the Pension Plan Tax Reserve Settlement Agreement.

Item 4.  Controls and Procedures

         The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. Within the 90-day period prior to filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management has concluded that the Company's disclosure controls and procedures are effective.

         Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

              (b)    Reports on Form 8-K

                     On August 14, 2002, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company's Manager's certification pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

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

                               EBS PENSION, L.L.C.

                               By:  WELLS FARGO BANK MINNESOTA, N.A.,
                               in its capacity as Manager of EBS Pension, L.L.C.


                               By: /s/ Lon P. LeClair
                                   ---------------------------------------------
                                   Lon P. LeClair
                                   Vice President

Date: November 14, 2002

                                 CERTIFICATIONS

On behalf of Wells Fargo Bank Minnesota, N.A., Manager of EBS Pension, L.L.C, I, as Vice President of Wells Fargo Bank Minnesota, N.A., hereby certify that, :

       1. I have reviewed this quarterly report on Form 10-Q of EBS Pension, L.L.C.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                /s/ Lon P. LeClair
                                                --------------------------------
                                                Lon P. LeClair, Vice President
                                                Wells Fargo Bank Minnesota, N.A.