Form 10-K
period 2002-12-31
EBS PENSION LLC
filed 2003-03-31
CIK 1065923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission file number  000-24713
                        ---------

                               EBS PENSION, L.L.C.
             (Exact name of registrant as specified in its charter)

              Delaware                                 42-1466520
   (State or other jurisdiction                     (I.R.S. Employer
          of incorporation)                       Identification Number)

Wells Fargo Bank Minnesota, N.A.
Sixth and Marquette:  N9303-120
Minneapolis, Minnesota  55479
(Address of principal executive offices)

Registrant's telephone number, including area code  612) 667-4803

Securities registered pursuant to Section 12(b) of the Act:

                                                         None

Securities registered pursuant to Section 12(g) of the Act:

                            Class A Membership Units
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is no aggregate market value of the registrant's Class A Membership Units held by nonaffiliates of the registrant as of December 31, 2002. Book value of the registrant's Class A Membership Units as of December 31, 2002 was approximately $1.6 million.

     There were 10,000,000 Class A Membership Units outstanding as of March 15, 2003.

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

     The Company was established pursuant to the Plan and the EBS Pension, L.L.C. Members Agreement (the "Members Agreement"). Under the Plan, each holder of an Allowed General Unsecured Claim (as defined in the Plan) against Edison was entitled to receive a distribution on account of such claims, which distribution included, among other things, the holder's pro rata share of Class A Membership Units in the Company. The initial distribution date under the Plan occurred on or about December 12, 1997. Accordingly, in late December of 1997, holders of Allowed General Unsecured Claims began receiving membership certificates evidencing their ownership of Class A Membership Units in the Company. As of December 31, 2002 there were 10,000,000 Class A Membership Units and 0 Class B Membership Units of the Company issued and outstanding.

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

     The Manager is empowered to retain such independent experts and advisors (including, but not limited to, law firms, tax advisors, consultants, or other professionals) as the Manager may select to aid in the performance of its duties and responsibilities and to perform such other functions as may be appropriate in furtherance of the intent and purposes of the Members Agreement. The Manager has selected the law firm of Jones Day ("Jones Day") to serve as counsel to the Company. Prior to the Effective Date, Jones Day served as counsel to the Creditors' Committee. The Manager has selected PricewaterhouseCoopers LLP to provide the Company with financial reporting and consulting services as well as tax-related services. The Manager, who also serves as the Disbursing Agent under the Plan and the Transfer Agent under the Members Agreement, maintains the ownership registers of the Company, coordinates distributions to Members of the Company and performs related administrative duties. Rubin, Brown, Gornstein & Co., LLP serves as the Company's independent auditors.

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

     Term of the Company; Dissolution

     The Company's existence was scheduled to terminate (unless dissolved earlier) in September 2002. However, the Manager (with the approval of Bankruptcy Court) extended the Company's existence until September 2004. At the end of this period, if the Company Assets have not been fully liquidated and distributed or all Disputed General Unsecured Claims (as defined in the Plan) have not been resolved then the Company's existence may be extended for another two year period. The Company may also be earlier dissolved because of an adjudication of the Bankruptcy Court or because of the unanimous written consent of all Members. In the event of the Company's dissolution, following the payment of, or provision for, all debts and liabilities of the Company and all expenses of liquidation, and subject to the right of the Liquidating Agent (as defined in the Members Agreement) to set up reasonable cash reserves for any contingent or unforeseen liabilities or obligations of the Company, all assets of the Company (or the proceeds thereof) will be distributed to the Members in accordance with their respective Capital Account balances. No Member will have any recourse against Edison or any other Member for any distributions with respect to such Member's Capital Account balances.

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

          Total Pension Plan Proceeds Received                   $ 43,985,315
          January Interest Earned                                $     35,197

          TOTAL FUNDS ON DEPOSIT (2/11/98)                       $ 44,020,512

          less:

          Reserve for Litigation Indemnification                 $  1,500,000
          Reserve for Administrative Expenses                    $    300,000
          Tax Distribution to Edison                             $        959

          TOTAL AMOUNT AVAILABLE FOR FIRST
          DISTRIBUTION TO MEMBERS                                $ 42,219,553

          less:

          Reserve for Disputed Claims and Claims Not Yet
          Eligible for Distribution                              $  2,792,397

          TOTAL DISTRIBUTED TO HOLDERS OF
          CLASS A MEMBERSHIP UNITS ON
          FEBRUARY 13, 1998                                      $ 39,427,156

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

     On or about April 28, 2000, the Debtors filed a Motion for an Order Directing the Appointment of a Chapter 11 Trustee Pursuant to Section 1104 of the Bankruptcy Code. The Bankruptcy court conducted a hearing on this motion on May 16, 2000 and then entered an Order approving it shortly thereafter. On May 30, 2000, the United States trustee for the District of Delaware applied for an order appointing Alan M. Jacobs (the "Trustee") as Chapter 11 Trustee in the Debtors' chapter 11 cases. The Bankruptcy Court granted the application on the same day. Thereafter, on June 16, 2000, the Chapter 11 Trustee filed a Motion to Convert Case to Chapter 7 Pursuant to Sections 1112 (a) and (b) of the Bankruptcy Code, which motion was approved by order of the Bankruptcy Court dated July 5, 2000.

     In September 2000, the Company filed a motion with the United States Bankruptcy Court, District of Delaware to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. Section 1.4 of the Company's Members Agreement limits the Company's existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. Therefore, the Company's existence was originally set to expire on September 26, 2000 unless extended by the Bankruptcy Court. In its motion, the Company argued that the Company's members would be best served by permitting the Company to remain a going concern. The Bankruptcy Court granted the Company's motion to extend the existence of the Company for an additional two-year term.

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

     On May 29, 2002, the Trustee filed a Motion in the Bankruptcy Court for an Order Approving, among other things, the sale of shares of Principal Financial Group, Inc. Stock (the "Principal Stock"), free and clear of all liens, claims and encumbrances (the "Motion"). On June 11, 2002, the Company filed a limited objection (the "Limited Objection") to the Motion. In the Limited Objection, the Company sought to preserve its rights, if any, with respect to the Principal Stock or the proceeds thereof. On June 18, 2002, the Court granted the Motion as provided in the Order subject to the Company's Limited Objection. In addition, the Court indicated that the proceeds of the sale of the Principal Stock were to be held by the Trustee in a segregated account subject to further order of the Court and the Company's right to assert an interest in said proceeds.

     On May 31, 2002, the Company distributed $1.5 million from the proceeds received from the Settlement Agreement mentioned above to holders of the Class A Membership Units.

     In September 2002, the Company filed a motion with the Bankruptcy Court to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. As mentioned above, Section 1.4 of the Company's Members Agreement originally limited the Company's existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2002, the Bankruptcy Court granted the Company's motion to extend the existence of the Company for an additional two-year term.

     On November 14, 2002, the Trustee filed a motion (the "9019 Motion") pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure in the Bankruptcy Court requesting that the court approve a settlement and release agreement (the "Principal Stock Settlement Agreement") by and between the Trustee and the Company. The Principal Stock Settlement Agreement, contemplates that in exchange for mutual releases between the Trustee, on behalf of the Debtors, and the Company with regard to the Principal Stock, the Trustee, on behalf of the Debtors, will distribute thirty percent of the net cash proceeds from the sale of the Principal Stock to the Company. The Principal Stock Settlement Agreement also contemplates the Company paying its pro rata share of any taxes, if any, assessed in connection with the sale of the Principal Stock. An objection to the 9019 motion was timely filed by Mr. Bernard Edison. The Bankruptcy Court heard the motion, the objection and the evidence on January 8, 2003. Based upon the evidence presented, the Bankruptcy Court granted the Trustee's 9019 Motion and approved the Settlement Agreement in full. Mr. Edison appealed (the "Appeal") the Bankruptcy Court's order approving the Settlement Agreement on January 31, 2003, and thereafter filed a Statement of Issue on February 27, 2003. On March 18, 2003, the Trustee filed a motion (the "Second 9019 Motion") pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure in the Bankruptcy Court requesting that the court approve a settlement and release agreement (the "Second Principal Stock Settlement Agreement") by and between the Trustee and Mr. Edison. The Second Principal Stock Settlement Agreement contemplates that in exchange for a) mutual releases between the Trustee, on behalf of the Debtors, and Mr. Edison and b) the withdrawal by Mr. Edison of the Appeal, the Trustee will pay Mr. Edison $40,000. The Bankruptcy Court is scheduled to hear the Second 9019 Motion on April 9, 2003. There can be no assurance of the amount (if any) the Company would receive if the Principal Stock Settlement Agreement is ultimately approved by the Bankruptcy Court.

     As of December 31, 2002, the balance in the Company's operating account was $476,669. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

ITEM 2--PROPERTIES

     The Company does not own or lease any property.

ITEM 3--LEGAL PROCEEDINGS

     Other than the proceedings described in Item 1 of this Annual Report on Form 10-K, the Company is not involved in any legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to holders of Membership Units for vote during the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's Class A Membership Units. As of December 31, 2002, there were 2,047 certificated holders of record of the Class A Membership Units. See Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" for more information.

ITEM 6--SELECTED FINANCIAL DATA

     The following table sets forth selected financial information of the Company as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997 since the Inception Date. The selected financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997 has been derived from the Company's financial statements, which were audited by Rubin, Brown, Gornstein & Co., LLP. The following information should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations," presented below.

                                   Year ended      Year ended     Year ended      Year ended     Year ended     Period ended
                                  December 31,    December 31,   December 31,    December 31,    December 31,   December 31,
                                      2002            2001           2000            1999           1998          1997/(1)/
                                  ------------    ------------   ------------    ------------    ------------   ------------
Operating Statement Data:
Interest income                       30,000          67,172        103,917          80,314        321,488              0
General and administrative           209,380         144,429        212,141         219,450        256,064         51,910
expenses
Net income (loss)                  1,772,220         (77,257)      (108,224)       (139,136)        65,424        (51,910)
Distribution per Class A                0.15/(3)/          0              0               0           4.23/(2)/         0
Membership Unit

Balance Sheet Data (at
period end):
Cash                               2,013,708       1,898,904      1,907,334       1,869,218      1,786,927              0
Interest receivable                    1,810           3,278          9,202           7,436         14,313              0
Due from Edison                            0               0              0               0              0     43,985,315
Total assets                       2,015,654       1,902,182      1,916,536       1,876,654      1,801,240     43,985,315
Distribution payable                  37,039         262,057        262,057         225,018              0              0
Accrued expenses                     391,396         283,736        220,833         109,766        120,234         51,910
Members' equity                    1,587,219       1,356,389      1,433,646       1,541,870      1,681,006     43,933,405

________________

/(1)/  The Company's inception date was September 25, 1997.

/(2)/ This represents an average distribution made per Class A Membership Unit during the year. Actual distributions to Class A Membership Unit holders may differ. The following includes a detailed discussion of the distributions made during the year. During February 1998, the Company distributed $39.4 million of the initial proceeds received from Edison to the holders of the 9,338,601 Class A Membership Units that were outstanding at the date of distribution. During June 1998, the Company distributed $0.6 million of reserved amounts to the holders of the 128,337 Class A Membership Units that were distributed in June 1998. During November and December 1998, Edison exchanged a total of 533,062 Class B Membership Units for 533,062 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims that had not previously received Class A Membership Units. On December 31, 1998, the Company distributed $2.3 million of reserved amounts to holders of the Class A Membership Units of record that were distributed in exchange for Class B Membership Units in November and December 1998.

/(3)/ As mentioned in Item 1, on May 31, 2002, the Company distributed 1.5 million to holders of Class A Membership Units.

ITEM 7--DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

     On January 23, 1998, the Company received from Edison the Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the year ended December 31, 2002, the Company recognized $30,000 of interest income. During the year ended December 31, 2001, the Company recognized $67,172 of interest income. During the year ended December 31, 2000, the Company recognized $103,917 of interest income. During the year ended December 31, 1999, the Company recognized $80,314 of interest income. During the year ended December 31, 1998, the Company recognized $321,488 of interest income. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve (described below), (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

     The Company's general and administrative expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company's lawyers, accountants and auditors. The Company had expenses of $209,380, $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2002,
2001, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to obtain the pension plan tax reserve from Edison.

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

     At December 31, 2002, the Company had cash and cash equivalents of approximately $2.0 million. At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

     The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.

ITEM 8--FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                          Independent Auditors' Report

                       Rubin, Brown, Gornstein & Co., LLP
                               One North Brentwood
                               St. Louis, MO 63105

Members
EBS Pension, L.L.C.
St. Louis, Missouri

We have audited the accompanying balance sheets of EBS Pension, L.L.C., a Delaware limited liability company, as of December 31, 2002 and 2001 and the related statements of operations, changes in members' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EBS Pension, L.L.C. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

                                      /s/ Rubin, Brown, Gornstein & Co., LLP
                                      --------------------------------------
                                      Rubin, Brown, Gornstein & Co., LLP

March 7, 2003

                               EBS Pension, L.L.C.
                            Statements of Operations
              For the Years Ended December 31, 2002, 2001 and 2000
              ----------------------------------------------------

                                                                      For the years ended
                                                                         December 31,
                                                          2002               2001                2000
Income:
   Litigation income                                 $  1,951,600        $          -        $          -
   Interest                                                30,000              67,172             103,917
                                                     ------------        ------------        ------------
         Total income                                $  1,981,600        $     67,172        $    103,917
                                                     ============        ============        ============

Expenses:
   Manager fees                                      $     50,000        $     50,004        $     50,141
   Transfer agent and administration fees                  50,431              38,400              48,000
   Accounting fees                                         45,854              30,000              46,002
   Legal fees                                              59,183              23,666              63,798
   Other                                                    3,912               2,359               4,200
                                                     ------------        ------------        ------------

         Total expenses                                   209,380             144,429             212,141
                                                     ------------        ------------        ------------

Net income (loss)                                    $  1,772,220        $    (77,257)       $   (108,224)
                                                     ============        ============        ============

Net income (loss) per membership unit - basic
and diluted                                          $      0.177        $    (0.008)        $     (0.011)
                                                     ============        ============        ============

   The accompanying notes are an integral part of these financial statements.

                               EBS Pension, L.L.C.
                                 Balance Sheets
                           December 31, 2002 and 2001
                           --------------------------

                                                                                   December 31,
                                                                              2002              2001
Assets
Cash and cash equivalents
   Available for general operations                                      $      476,669    $     136,847
   Returned member distributions                                                 37,039          262,057
   Available for anticipated cost of legal
      indemnification of officers                                             1,500,000        1,500,000
Interest receivable                                                               1,810            3,278

Prepaid expenses                                                                    136                -
                                                                         --------------    -------------

     Total assets                                                        $    2,015,654    $   1,902,182
                                                                         ==============    =============

Liabilities
Distribution payable                                                     $       37,039    $     262,057
Accrued expenses                                                                391,396          283,736
                                                                         --------------    -------------

         Total liabilities                                                      428,435          545,793
                                                                         --------------    -------------
Members' equity:
 Membership Units (Class A - 10,000,000 authorized,
    issued and outstanding at December 31, 2002 and 2001)                             -                -
   Paid-in capital                                                            1,667,492        1,667,492
   Retained deficit                                                             (80,273)        (311,103)
                                                                         --------------    -------------

         Total members' equity                                                1,587,219        1,356,389
                                                                         --------------    -------------
         Total liabilities and members' equity                           $    2,015,654    $   1,902,182
                                                                         ==============    =============

   The accompanying notes are an integral part of these financial statements.

                               EBS Pension, L.L.C.
                     Statement of Changes in Members' Equity
              For the Years Ended December 31, 2002, 2001 and 2000
              ----------------------------------------------------

                                 Class A       Class B
                                Membership    Membership       Paid-in        Retained
                                   Units        Units          Capital        Earnings          Total
Balance, December 31, 1999      10,000,000    $        -    $  1,667,492    $   (125,622)   $  1,541,870
Net loss                                 -             -               -        (108,224)       (108,224)
                              ------------    ----------    ------------    ------------    ------------

Balance, December 31, 2000      10,000,000             -       1,667,492        (233,846)      1,433,646

Net loss                                 -             -               -         (77,257)        (77,257)
                              ------------    ----------    ------------    ------------    ------------

Balance, December 31, 2001      10,000,000             -       1,667,492        (311,103)      1,356,389

Net income                               -             -               -       1,772,220       1,772,220

Capital distributions                    -             -               -      (1,541,390)     (1,541,390)
                              ------------    ----------    ------------    ------------    ------------

Balance, December 31, 2002      10,000,000    $        -    $  1,667,492     $   (80,273)   $  1,587,219
                              ============    ==========    ============     ===========    ============

   The accompanying notes are an integral part of these financial statements.

                               EBS Pension, L.L.C.
                            Statements of Cash Flows
              For the Years Ended December 31, 2002, 2001 and 2000
              ----------------------------------------------------

                                                                           For the years ended
                                                                              December 31,
                                                                 2002             2001              2000
Cash flows from operating activities:
   Net income (loss)                                         $ 1,772,220      $   (77,257)       $  (108,224)

   Reconciliation of net income (loss) to cash flows
      provided by (used in) operating activities:
   Increase in prepaid expenses                                     (136)               -                  -
   Decrease (increase) in interest receivable                      1,468            5,924             (1,766)
   Increase in accrued expenses                                  107,660           62,903            111,067
                                                             -----------      -----------        -----------

     Cash flows provided by (used in) operating activities     1,881,212           (8,430)             1,077
                                                             -----------      -----------        -----------
Cash flows provided by financing activities:
   Capital distributions                                      (1,541,390)               -                  -
   Escheatment payments                                         (225,018)               -                  -
   Proceeds from canceled checks                                       -                -             37,039
                                                             -----------      -----------        -----------

     Cash flows (used in) provided by financing activities    (1,766,408)               -             37,039
                                                             -----------      -----------        -----------

Net increase (decrease) in cash and cash equivalents             114,804           (8,430)            38,116

Cash and cash equivalents at beginning of year                 1,898,904        1,907,334          1,869,218
                                                             -----------      -----------        -----------

Cash and cash equivalents at end of period                   $ 2,013,708      $ 1,898,904        $ 1,907,334
                                                             ===========      ===========        ===========

   The accompanying notes are an integral part of these financial statements.

EBS Pension, L.L.C.
Notes to Financial Statements
December 31, 2002 and 2001

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

          Section 1.4 of the Company's Members Agreement originally limited the Company's existence to three years, subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2000, the Bankruptcy Court granted the Company's motion to extend the existence of the Company for an additional two-year term. In September 2002, the Company filed a motion with the Bankruptcy Court to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. The Court approved the motion at that time, extending the existence of the Company for an additional two-year term.

          Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

2.   Summary of Significant Accounting Policies

          This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These principles conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Adjustments are of a normal and recurring nature.

          Basis of Presentation

          These financial statements include the accounts of the Company for the years ended December 31, 2000, 2001 and 2002.

          Cash and Cash Equivalents

          Cash and cash equivalents consist of amounts held in an account in the Company's name at a highly-rated financial institution, along with U.S. Treasury Securities purchased and held in the Company's name.

          The Company's cash and cash equivalents, excluding the $37,039 of returned member distributions, plus any portion of Pension Plan Tax Reserve that may ultimately be received by the Company, will be used for general operations and for the anticipated cost of legal indemnification of the officers of Edison as contemplated by the Members' Agreement and collecting the Pension Plan Tax Reserve from Edison. Any amounts not used for these purposes will be made available for future distributions to Class A Membership Unit holders.

EBS Pension, L.L.C.
Notes to Financial Statements
December 31, 2002 and 2001

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

3.   Distribution Payable

          In August 1999, $225,018 of proceeds distributed to Members in February 1998 were returned, as the checks issued did not clear the bank. In June 2000, $37,039 of proceeds distributed to Members in February 1998 were returned, as the checks issued did not clear the bank. In October 2002, the $225,018 of proceeds returned in August 1999 were remitted to the applicable states' unclaimed property funds in the form of escheatment payments. The remaining $37,039 is held by the Company and is available for the respective members to claim. These funds will eventually escheat to the state in which they were distributed according to that state's statutory period for unclaimed property.

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

EBS Pension, L.L.C.
Notes to Financial Statements
December 31, 2002 and 2001

          During 1998, Edison exchanged 942,238 Class B Membership Units for 942,238 Class A Membership Units of the Company and simultaneously distributed such units to holders of Allowed General Unsecured Claims.

          Also during 1998, certain Class A Membership Unit holders returned 279 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in paid in capital and were available for future distributions to holders of Class A Membership Units. Currently Edison has no Class B Membership Units.

          Through December 2001, a total of $262,057 of proceeds distributed to Members in February 1998 were returned, as the checks issued were not claimed. In October 2002, $225,018 of these proceeds were remitted to the applicable states' unclaimed property funds in the form of escheatment payments. The remaining funds held by the Company are available for the respective members to claim. See Note 3 above for further discussion.

          On February 21, 2002, the parties executed a settlement agreement (the "Settlement Agreement"), that was approved by the Court in March 14, 2002. Pursuant to the Settlement Agreement, Edison agreed to distribute to the Company cash equal to thirty-four percent (34%) Agreement, of its pre-petition claim of $5,740,000, which equals $1,951,600, payable within three days after the order became final. The Settlement Agreement further provides that additional distributions will be made to the Company at such time, if ever, as the distributions to all holders of allowed general unsecured claims against the Debtors exceed twenty-one percent (21%) of their allowed claims. Thereafter, the Company will receive on account of its remaining claim, distributions equal to the Company's pro rata share (based upon its remaining claim of $3,788,400) of all distributions over twenty-one percent (21%) on a pro rata basis with all general unsecured claims.

          On April 17, 2002, the Company received the settlement cash of $1,951,600, or thirty-four percent (34%), of its pre-petition claim. On May 31, 2002, the Company distributed $1,541,390 to holders of Class A Membership Units.

5.   Related Parties

          The Manager of the Company is the same financial institution that holds the Company's cash and cash equivalents.

6.   Commitments and Contingencies

          On March 9, 1999, Edison filed for protection under Chapter 11 of the Bankruptcy Code (the "Petition Date"). Prior to the Petition Date, Edison had not yet released the Pension Plan Tax Reserve to the Company. Therefore, Edison's Chapter 11 filing may have a materially adverse impact on the collectibility of the Pension Plan Tax Reserve discussed in the first paragraph of Note 4 above. The Company has continued to pursue the receipt of these proceeds; however no determination as to the amount, if any, to be received has been made at this time, except for the $1,951,600 discussed in Note 4.

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

EBS Pension, L.L.C.
Notes to Financial Statements
December 31, 2002 and 2001

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

          On October 17, 2000, the Debtors and the Company stipulated to a schedule pursuant to which they would each submit to the Bankruptcy Court a motion for entry of judgment with respect to the Complaint (the "Scheduling Stipulation"). The Scheduling Stipulation also provided that each party would be permitted to submit an answer brief and a subsequent reply brief. Further, under the Scheduling Stipulation, the parties waived their right to request an oral argument on their respective motions for judgment. The parties have filed and served the appropriate pleadings in accordance with the Scheduling Stipulation. On October 11, 2001, the Court concluded that the Company could not establish a nexus between the alleged trust and the assets sought by the Company.

          On February 21, 2002, the parties executed a settlement agreement (the "Settlement Agreement"), that was approved by the Court in March 14, 2002. Pursuant to the Settlement Agreement, Edison agreed to distribute to the Company cash equal to thirty-four percent (34%) Agreement, of its pre-petition claim of $5,740,000, which equals $1,951,600, payable within three days after the order became final. The Settlement Agreement further provides that additional distributions will be made to the Company at such time, if ever, as the distributions to all holders of allowed general unsecured claims against the Debtors exceed twenty-one percent (21%) of their allowed claims. Thereafter, the Company will receive on account of its remaining claim, distributions equal to the Company's pro rata share (based upon its remaining claim of $3,788,400) of all distributions over twenty-one percent (21%) on a pro rata basis with all general unsecured claims.

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

          On November 14, 2002, Alan M. Jacobs (the "Trustee"), Chapter 7 Trustee in the Edison Brothers Stores, Inc. et. al. bankruptcy proceedings, filed a motion (the "9019 motion") pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") requesting that the court approve a settlement and release agreement (the "Settlement Agreement") by and between the Trustee and EBS Pension. An objection to the 9019 motion was timely filed by Mr. Bernard Edison. The Bankruptcy Court held a hearing on January 8, 2003 to consider the motion, the objection and the evidence. Based upon the evidence presented, the Bankruptcy Court granted the 9019 Motion and

EBS Pension, L.L.C.
Notes to Financial Statements
December 31, 2002 and 2001

          approved the Settlement Agreement in full. Mr. Edison appealed (the "Appeal") the Bankruptcy Court's order approving the Settlement Agreement on January 31, 2003 and thereafter filed a Statement of Issue on February 27, 2003. On March 18, 2003, the Trustee filed a motion (the "Second 9019 Motion") pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure in the Bankruptcy Court requesting that the court approve a settlement and release agreement (the "Second Principal Stock Settlement Agreement") by and between the Trustee and Mr. Edison. The Second Principal Stock Settlement Agreement contemplates that in exchange for a) mutual releases between the Trustee, on behalf of the Debtors, and Mr. Edison and b) the withdrawal by Mr. Edison of the Appeal, the Trustee will pay Mr. Edison $40,000. The Bankruptcy Court is scheduled to hear the Second 9019 Motion on April 9, 2003. There can be no assurance of the amount (if any) the Company would receive if the Principal Stock Settlement Agreement is ultimately approved by the Bankruptcy Court.

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

ITEM 11--EXECUTIVE COMPENSATION

     The Manager is to receive reasonable compensation for services rendered to and on behalf of the Company, as well as reimbursement for the reasonable expenses incurred in connection with the performance of its duties under the Members Agreement. With respect to services rendered during the year ended December 31, 2002, the Company accrued expenses of approximately $50,000 for services rendered by, and reimbursements due to, the Manager.

     With respect to services rendered during the year ended December 31, 2001, 2000 and 1999, the Company accrued expenses of approximately $50,000 for services rendered by, and reimbursements due to, the Manager. With respect to services rendered during the year ended December 31, 1998, the Company paid approximately $64,000 for services rendered by, and reimbursements due to, the Manager. With respect to services rendered from the Inception Date to December 31, 1997, the Company did not accrue for such services rendered by the Manager, as this amount was not yet determined.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the certificated ownership of the Company's Class A Membership Units of persons owning more than five percent of the outstanding Class A Membership Units as of December 31, 2002. The Manager of the Company owns 115 Class A Membership Units.

                                               Number of Class A    Nature of Certificated
                                               -----------------    ----------------------
Name and Address of Certificated Owner          Membership Units    Ownership                       Percent
--------------------------------------          ----------------    ---------                       -------
Swiss Bank Corporation                             1,603,998        Sole Voting/Investment           16.0%
Citibank, N.A.                                       841,524        Sole Voting/Investment            8.4%
Loeb Partners Corporation                          1,184,616        Sole Voting/Investment           11.8%
Caspian Capital Partners, LP                         701,156        Sole Voting Investment            7.0%
Contrarian Capital Advisors, L.L.C.                  746,758        Sole Voting/Investment           7.47%
Morgens Waterfall Overseas Partners                  657,578        Sole Voting/Investment            6.6%

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Manager of the Company is the same financial institution that holds the Company's cash and cash equivalents.

ITEM 14--Controls and Procedures

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

                                     PART IV

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.   The following financial statements and the report thereon of Rubin,
          Brown, Gornstein & Co., LLP are included in Item 8 of this report:

               Report of Independent Public Accountants

               Balance Sheets as of December 31, 2002 and 2001

               Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000

               Statements of Changes in Members' Equity for the Years Ended December 31, 2002, 2001, and 2000

               Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000

               Notes to Financial Statements

     2.   Financial Statement Schedules:

          All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements and notes thereto.

(b)  Reports on Form 8-K.

          On November 14, 2002, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company's Manager's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)  Exhibits

     Exhibit
     Number     Description
     -------    ----------------------------------------------------------------
      2.1*      Amended Joint Plan of Reorganization of Edison Brothers Stores,
                Inc.
      3.1*      EBS Pension, L.L.C. Certificate of Formation
      3.2*      EBS Pension, L.L.C. Membership Agreement
      23.1      Consent of Independent Public Accountants

     _______________
     * Incorporated by reference to the Company's Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No.000-24713).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 28, 2003             EBS PENSION, L.L.C.
                                 (Registrant)

                                 By: WELLS FARGO BANK MINNESOTA, N.A., in its capacity as Manager of EBS Pension, L.L.C.


                                      By: /s/ Lon P. LeClair
                                      ----------------------
                                              Lon P. LeClair
                                              Vice President

                                 CERTIFICATIONS

On behalf of Wells Fargo Bank Minnesota, N.A., Manager of EBS Pension, L.L.C, I, as Vice President of Wells Fargo Bank Minnesota, N.A., hereby certify that,:

1.   I have reviewed this annual report on Form 10-K of EBS Pension, L.L.C.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                               /s/ Lon P. LeClair
                                               ---------------------------------
                                               Lon P. LeClair, Vice President
                                               Wells Fargo Bank Minnesota, N.A.

                                  Exhibit Index

        Exhibit
        Number       Description                                                                Location
        ---------    ----------------------------------------------------------------------     -----------------
         2.1*        Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.       Incorporated by
                                                                                                reference

         3.1*        EBS Pension, L.L.C. Certificate of Formation                               Incorporated by
                                                                                                reference

         3.2*        EBS Pension, L.L.C. Membership Agreement                                   Incorporated by
                                                                                                reference

         23.1        Consent of Independent Public Accountants                                  Filed herewith

        _______________
        * Incorporated by reference to the Company's Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No. 000-24713)