Form 10-Q
period 2003-03-31
EBS PENSION LLC
filed 2003-05-15
CIK 1065923

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 1, 2003 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               EBS PENSION, L.L.C.
                            Statements of Operations
                           For the Three Month Periods
                          Ended March 31, 2003 and 2002

                                                                2003         2002
                                                            -----------   -----------
                                                            (unaudited)   (unaudited)
Income
Interest                                                     $  3,889      $  6,523
                                                             --------      --------
   Total Income                                              $  3,889      $  6,523
                                                             ========      ========
Expenses
Manager fees                                                 $ 12,500      $ 12,330
Transfer agent and administration fees                          9,500         9,600
Accounting fees                                                 5,375         3,000
Legal fees                                                      1,814         8,000
Insurance fees                                                     51            --
Other                                                              --         1,400
                                                             --------      --------
   Total expenses                                              29,240        34,330
Net income (loss)                                            $(25,351)     $(27,807)
                                                             ========      ========
Net income (loss) per membership unit - basic and diluted    $ (0.003)     $ (0.003)
                                                             ========      ========

   The accompanying notes are an integral part of these financial statements.

                               EBS PENSION, L.L.C.
                                 Balance Sheets
                      March 31, 2003 and December 31, 2002

                                                                    2003         2002
                                                                -----------   -----------
                                                                (unaudited)
Assets
Cash and cash equivalents
   Available for general operations                             $   468,480   $   476,669
   Returned member distributions                                     36,780        37,039
   Available for anticipated cost of legal indemnification
      of officers                                                 1,500,000     1,500,000
Interest receivable                                                   1,270         1,810
Prepaid expenses                                                         85           136
                                                                -----------   -----------
   Total assets                                                 $ 2,006,615   $ 2,015,654
                                                                ===========   ===========

Liabilities
Accounts payable                                                $     4,500   $        --
Distribution payable                                                 36,780        37,039
Accrued expenses                                                    403,467       391,396
                                                                -----------   -----------
   Total liabilities                                                444,747       428,435
                                                                -----------   -----------
Members' equity
Membership Units (Class A - 10,000,000 authorized, issued and
   outstanding at March 31, 2003 and December 31, 2002)                  --            --
Paid-in capital                                                   1,667,492     1,667,492
Retained deficit                                                   (105,624)      (80,273)
                                                                -----------   -----------
   Total members' equity                                          1,561,868     1,587,219
                                                                -----------   -----------
   Total liabilities and members' equity                        $ 2,006,615   $ 2,015,654
                                                                ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               EBS PENSION, L.L.C.
                    Statements of Changes in Members' Equity
                              For the Periods Ended
                      March 31, 2003 and December 31, 2002

                                      Class A
                                     Membership    Paid in      Retained
                                       Units       Capital       Deficit        Total
                                     ----------   ----------   -----------   -----------
Balance, January 1, 2002             10,000,000   $1,667,492   $  (311,103)  $ 1,356,389
Net income                                   --           --     1,772,220     1,772,220
Capital distribution                         --           --    (1,541,390)   (1,541,390)
                                     ----------   ----------   -----------   -----------
Balance, December 31, 2002           10,000,000    1,667,492       (80,273)    1,587,219
Net loss (unaudited)                         --           --       (25,351)      (25,351)
                                     ----------   ----------   -----------   -----------
Balance, March 31,2003 (unaudited)   10,000,000   $1,667,492   $  (105,624)  $ 1,561,868
                                     ==========   ==========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               EBS PENSION, L.L.C.
                            Statements of Cash Flows
               For the Three Months Ended March 31, 2003 and 2002

                                                                       2003         2002
                                                                   -----------   -----------
                                                                   (unaudited)   (unaudited)
Cash flows from operating activities:
   Net loss                                                        $  (25,351)   $  (27,807)
      Reconciliation of net loss to cash flows used in operating activities:
      Decrease in prepaid expenses                                         51            --
      Decrease in interest receivable                                     540         1,036
      Increase in accounts payable                                      4,500            --
      Increase in accrued expenses                                     12,071        10,806
                                                                   ----------    ----------
         Cash flows used in operating activities                       (8,189)      (15,965)
                                                                   ----------    ----------
Cash flows (used in) provided by financing activities:
      Escheatment payments                                               (259)           --
                                                                   ----------    ----------
         Cash flows used in financing activities                         (259)           --
Net increase (decrease) in cash and cash equivalents                   (8,448)      (15,965)
Cash and cash equivalents at beginning of period                    2,013,708     1,898,904
                                                                   ----------    ----------
Cash and cash equivalents at end of period                         $2,005,260    $1,882,939
                                                                   ==========    ==========

   The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.
Notes to Financial Statements
March 31, 2003 and December 31, 2002
--------------------------------------------------------------------------------

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

     Basis of Presentation

     These financial statements include the accounts of the Company for the periods from January 1, 2002 through December 31, 2002, January 1, 2002 through March 31, 2002 (unaudited), and January 1, 2003 through March 31, 2003 (unaudited).

     Cash and Cash Equivalents

     Cash and cash equivalents consist of amounts held in an account in the Company's name at a highly-rated financial institution, along with U.S. Treasury Securities purchased and held in the Company's name.

     The Company's cash and cash equivalents, excluding the $36,780 of returned member distributions, plus any portion of Pension Plan Tax Reserve that may ultimately be received by the Company, will be used for general operations and for the anticipated cost of legal indemnification of the officers of Edison as contemplated by the Members' Agreement and collecting the Pension Plan Tax Reserve from Edison. Any amounts not used for these purposes will be made available for future distributions to Class A Membership Unit holders.

     Accrued Expenses

     Accrued expenses include amounts for unpaid legal, tax, accounting, manager, and transfer agent fees. Amounts are payable within one year.

EBS PENSION, L.L.C.
Notes to Financial Statements
March 31, 2003 and December 31, 2002
--------------------------------------------------------------------------------

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

3.   Distribution Payable

     In August 1999, $225,018 of proceeds distributed to Members in February 1998 were returned, as the checks issued did not clear the bank. In June 2000, $37,039 of proceeds distributed to Members in February 1998 were returned, as the checks issued did not clear the bank. In October 2002, the $225,018 of proceeds returned in August 1999 were remitted to the applicable states' unclaimed property funds in the form of escheatment payments. The remaining $36,780 is held by the Company and is available for the respective members to claim. These funds will eventually escheat to the state in which they were distributed according to that state's statutory period for unclaimed property.

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

EBS PENSION, L.L.C.
Notes to Financial Statements
March 31, 2003 and December 31, 2002
--------------------------------------------------------------------------------

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

     The Company received $839,861.31 in connection with the Principal Stock Settlement Agreement (discussed in Note 6 below).

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

EBS PENSION, L.L.C.
Notes to Financial Statements
March 31, 2003 and December 31, 2002
--------------------------------------------------------------------------------

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

     On November 14, 2002, Alan M. Jacobs, the Pension Plan's Trustee, filed a motion (the "9019 Motion") pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure in the Bankruptcy Court requesting that the court approve a settlement and release agreement (the "Principal Stock Settlement Agreement") by and between the Trustee and the Company. The Principal Stock Settlement Agreement contemplates that in exchange for mutual releases between the Trustee, on behalf of the Debtors, and the Company with regard to the Principal Stock, the Trustee, on behalf of the Debtors, will distribute thirty percent of the net cash proceeds from the sale of the Principal Stock to the Company. The Principal Stock Settlement Agreement also contemplates the Company paying its pro rata share of any taxes, if any, assessed in connection with the sale of the Principal Stock. Mr. Bernard Edison filed an objection to the 9019 motion. The Bankruptcy Court heard the motion, the objection and the evidence on January 8, 2003. Based upon the evidence presented, the Bankruptcy Court granted the Trustee's 9019 Motion and approved the Settlement Agreement in full.

     Mr. Edison appealed (the "Appeal") the Bankruptcy Court's order approving the Settlement Agreement on January 31, 2003, and thereafter filed a Statement of Issue on February 27, 2003. On March 18, 2003, the Trustee filed a motion (the "Second 9019 Motion") pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure in the Bankruptcy Court requesting that the court approve a settlement and release agreement (the "Second Principal Stock Settlement Agreement") by and between the Trustee and Mr. Edison. The Second Principal Stock Settlement Agreement contemplates that in exchange for a) mutual releases between the Trustee, on behalf of the Debtors, and Mr. Edison and b) the withdrawal by Mr. Edison of the Appeal, the Trustee will pay Mr. Edison $40,000. The Bankruptcy Court approved the Second 9019 Motion on April 9, 2003. On April 30, 2003, the Company received a check from the Trustee in the amount of $839,861.31 for settlement and release between the Trustee and the Company with regard to the Principal Stock Settlement Agreement.

     The Company and EBS Litigation, L.L.C. ("EBS Litigation") (another limited liability company formed pursuant to the Plan) were served on March 28, 2003, with a Fourth-Party Complaint brought by the Third-Party Defendants, David B. Cooper, Jr., Julian I. Edison, Peter A. Edison, Jane Evans, Alan
     A. Sachs, Craig D. Schnuck, and Martin Sneider (collectively, the "Edison Directors") in the matter of EBS Litigation, L.L.C. v. Barclays Global Investors, N.A., et al. C.A. No. 98-547 SLR (Dist. Del) (the "Litigation"). Briefly, the Litigation initially brought by EBS Litigation alleged that the Third-Party Plaintiffs are liable for the return of D&B stock received by them as a distribution from Edison in 1995. The Third-Party Plaintiffs subsequently brought a Third-Party claim in the Litigation alleging that if the Third-Party Plaintiffs were found liable, then the Edison Directors are liable to the Third-Party Plaintiffs for all or a part of the recovery. The Fourth-Party Complaint brought by the Edison Directors alleges that if the Edison Directors are found liable in the Third-Party claim, then pursuant to Section 5.1(f) of the Plan establishing the Indemnification Reserve (defined in Item 2 below), the Company and EBS Litigation are liable

EBS PENSION, L.L.C.
Notes to Financial Statements
March 31, 2003 and December 31, 2002
--------------------------------------------------------------------------------

     to the Edison Directors for all costs and expenses the Edison Directors have incurred or will incur in connection with the Edison Directors' defense of the Third-Party claim and with the prosecution of their Fourth-Party Complaint.

     On May 2, 2003, EBS Litigation filed an answer to the Fourth Party Complaint on behalf of itself and the Company, as codefendants, denying the allegations of the Fourth Party Complaint. There can be no assurance as to the outcome of this Fourth Party Complaint, or the liability of the Company, if any.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2002 through March 31, 2002 (unaudited), January 1, 2003 through March 31, 2003 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 2002. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

          On January 23, 1998, the Company received from Edison, Pension Plan Proceeds totaling approximately $43.9 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2002, 2001, 2000, 1999 and 1998, the Company recognized $30,000, $67,172, $80,314 and $321,488 of interest income, respectively. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the three month periods ended March 31, 2003 and 2002, the Company recognized $3,889 and $6,523 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve,
(3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

          The Company's general and administrative expenses consist primarily of fees payable to the Manager, the Registar, Transfer Agent and Paying Agent, and the Company's lawyers, accountants, and auditors. The Company had expenses of $209,380, $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended
December 31, 2002, 2001, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. During the three month periods ended March 31, 2003 and 2002, the Company had expenses of $29,240 and $34,330, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in defending claims in connection with the Fourth Party Complaint (discussed below).

          The Company and EBS Litigation have agreed to indemnify the Debtors and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by EBS Litigation (other than with respect to any Unresolved Avoidance Claims (as defined in the Plan) that EBS Litigation may have against such persons other than in their capacities as officers, directors or employees of the Debtors. Pursuant to the Plan, the Company established the Indemnification Reserve ($1.5 million) from the Pension Plan Proceeds for the benefit of these indemnified persons, to pay their costs and expenses incurred in defending the LLC Related Claims (as defined in the Plan). Payment of such cost and expenses must first be sought from any applicable officers' and directors' insurance policy and then from the Indemnification Reserve. The Company's indemnification liability is limited to the amount of the Indemnification Reserve, i.e. an aggregate of $1.5 million. As discussed below, there has been a claim filed seeking recovery from the Indemnification Reserve. There can be no assurance of the merits of such claim or the amount, if any, that the Edison Directors (defined below) will be able to recover. There can be no assurance that additional claims will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Company Assets.

          At December 31, 2002, the Company had cash and cash equivalents of approximately $2.0 million. At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At March 31, 2003, the Company had cash and cash equivalents of approximately $2.0 million, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

          Mr. Edison appealed (the "Appeal") the Bankruptcy Court's order approving the Settlement Agreement on January 31, 2003, and thereafter filed a Statement of Issue on February 27, 2003. On March 18, 2003, the Trustee filed a motion (the "Second 9019 Motion") pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure in the Bankruptcy Court requesting that the court approve a settlement and release agreement (the "Second Principal Stock Settlement Agreement") by and between the Trustee and Mr. Edison. The Second Principal Stock Settlement Agreement contemplates that in exchange for a) mutual releases between the Trustee, on behalf of the Debtors, and Mr. Edison and b) the withdrawal by Mr. Edison of the Appeal, the Trustee will pay Mr. Edison $40,000. The Bankruptcy Court approved the Second 9019 Motion on April 9, 2003. On April 30, 2003, the Company received a check from the Trustee in the amount of $839,861.31 for settlement and release between the Trustee and the Company with regard to the Principal Stock Settlement Agreement.

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

          The Company and EBS Litigation were served on March 28, 2003, with a Fourth Party Complaint brought by the Third-Party Defendants, David B. Cooper, Jr., Julian I. Edison, Peter A. Edison, Jane Evans, Alan A. Sachs, Craig D. Schnuck, and Martin Sneider (collectively, the "Edison Directors") in the matter of EBS Litigation, L.L.C. v. Barclays Global Investors, N.A., et al. C.A. No. 98-547 SLR (Dist. Del) (the "Litigation"). Briefly, the Litigation brought by EBS Litigation alleged that the Third Party Plaintiffs were liable for the return of D&B stock received by them as a distribution from Edison in 1995. The Third-Party Plaintiffs subsequently brought a Third-Party claim in the Litigation alleging that if the Third-Party Plaintiffs were found liable then the Edison Directors are liable to the Third-Party Plaintiffs for all or a part of the recovery. The Fourth Party Complaint brought by the Edison Directors alleges that if the Edison Directors are found liable in the Third Party claim, then pursuant to Section 5.1(f) of the Plan establishing the Indemnification Reserve, the Company and EBS Litigation are liable to the Edison Directors for all costs and expenses the Edison Directors have incurred or will incur in connection with the Edison Director's defense of the Third Party claim and with the prosecution of their Fourth Party Complaint.

          Prior to the Litigation being filed, in February 2003, the District Court hearing the Litigation referred the matter to mediation before a magistrate judge. The mediation began on March 28, 2003. The mediation involves all claims involved in the Litigation, as well as, the Fourth Party Complaint indemnification claims brought by the Edison Directors against the Company and EBS Litigation. The mediation is expected to be continued at a mediation conference on May 14, 2003. The can be no assurances as to the outcome any of the claims as a result of the mediation, or the liability of the Company, if any.

          On May 2, 2003, EBS Litigation filed an answer to the Fourth Party Complaint on behalf of itself and the Company, as codefendants, denying the allegations of the Fourth Party Complaint. There can be no assurance as to the outcome of this Fourth Party Complaint, or the liability of the Company, if any.

          The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.

Quarterly Comparison

Three Months ended March 31, 2003 Compared to Three Months Ended March 31, 2002

          Total income for the three months ended March 31, 2003, was $3,889 compared to $6,523 for the three months ended March 31, 2002. This decrease is due to the decrease in interest income earned on cash and cash in equivalents.

          Total expenses decreased $5,090 due primarily to the decrease in legal fees.

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

     (b)  Reports on Form 8-K

          On March 14, 2003, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company's Manager's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 15, 2003

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

Date: May 15, 2003

                                         /s/ Lon P. LeClair
                                         ---------------------------------------
                                         Lon P. LeClair, Vice President
                                         Wells Fargo Bank Minnesota, N.A.