Form 10-Q
period 2003-06-30
EBS PENSION LLC
filed 2003-08-14
CIK 1065923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES         EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES         EXCHANGE ACT OF 1934

Commission file number 000-24713

EBS PENSION, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	42-1466520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Sixth and Marquette;

N9303-120 Minneapolis,

Minnesota 55479

(Address of principal executive offices)

(612) 667-4803

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

At August 1, 2003 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EBS PENSION, L.L.C.

Statement of Operations

For the Three and Six Month Periods

Ended June 30, 2003 and 2002

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Litigation income	$839,861	$1,951,600	$839,861	$1,951,600
Interest	4,430	9,903	8,320	16,426

Total income	844,291	1,961,503	848,181	1,968,026

Expenses:
Manager fees	12,500	12,330	25,000	24,660
Transfer agent and settlement administration fees	9,500	9,600	19,000	19,200
Legal fees	256	9,036	2,070	17,036
Accounting fees	13,450	5,000	18,826	8,000
Insurance fees	51	—	102	—
Other	1,901	2,256	1,901	3,656

Total expenses	37,658	38,222	66,899	72,552

Net income	$806,633	$1,923,281	$781,282	$1,895,474

Net income per unit—basic and diluted	$0.081	$0.192	$0.078	$0.190

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Balance Sheet

June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents
Available for general operations	$1,290,106	$476,669
Returned member distributions	37,039	37,039
Available for anticipated cost of legal indemnification of officers	1,500,000	1,500,000
Interest receivable	1,554	1,810
Prepaid expenses	34	136

Total assets	$2,828,733	$2,015,654

Liabilities
Accounts payable	$12,893	$—
Distribution payable	37,039	37,039
Accrued expenses	410,300	391,396

Total liabilities	460,232	428,435

Members’ equity:
Membership Units (Class A—10,000,000 authorized, issued and outstanding at June 30, 2003 and December 31, 2002)
Paid-in capital	1,667,492	1,667,492
Retained earnings (deficit)	701,009	(80,273)

Total members’ equity	2,368,501	1,587,219

Total liabilities and members’ equity	$2,828,733	$2,015,654

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statement of Changes in Members’ Equity

For the Periods Ended

June 30, 2003 and December 31, 2002

	Class A Membership Units	Paid in Capital	Retained Deficit	Total
Balance, January 1, 2002	10,000,000	$1,667,492	$(311,103)	$1,356,389
Net income	—	—	1,772,220	1,772,220
Capital distribution	—	—	(1,541,390)	(1,541,390)

Balance, December 31, 2002	10,000,000	1,667,492	(80,273)	1,587,219
Net income (unaudited)	—	—	781,282	781,282

Balance, June 30, 2003 (unaudited)	10,000,000	$1,667,492	$701,009	$2,368,501

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statement of Cash Flows

For the Six Months Ended June 30, 2003 and 2002

	For the six months ended June 30,
	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$781,282	$1,895,474
Reconciliation of net income to cash flows provided by operating activities:
Decrease in prepaid expenses	102	—
Decrease in interest receivable	256	777
Increase in accounts payable	12,893	—
Increase in accrued expenses	18,904	25,370

Cash flows provided by operating activities	813,437	1,921,621

Cash flows from financing activities:
Escheatment payments	—	(1,541,390)

Cash flows used in financing activities	—	(1,541,390)

Net increase in cash and cash equivalents	813,437	380,231
Cash and cash equivalents at beginning of period	2,013,708	1,898,904

Cash and cash equivalents at end of period	$2,827,145	$2,279,135

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Notes to Financial Statements

June 30, 2003 and December 31, 2002

1.	Description of Business

EBS Pension, L.L.C. (the “Company”) is governed by a Members Agreement, dated as of September 25, 1997 (the “Members Agreement”). Pursuant to the Members Agreement, the Company is organized for the exclusive purposes of (a) receiving and administering the cash proceeds (the “Pension Plan Proceeds”) to be received by Edison Brothers Stores, Inc. (“Edison”) and its affiliated debtors in possession (collectively with Edison, the “Debtors”) as a result of the termination of the Edison Brothers Stores, Inc. Pension Plan (the “Pension Plan”), net of (i) the Pension Plan assets transferred to qualified replacement pension plans, (ii) all costs, fees and expenses relating to termination of the Pension Plan and establishment of the replacement plans, and (iii) all applicable taxes incurred or for which a reserve is established in connection with termination of the Pension Plan, and (b) distributing such assets to holders of Class A Membership Units (the “Members”) in accordance with the Members Agreement.

Section 1.4 of the Company’s Members Agreement originally limited the Company’s existence to three years, subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2000, the Bankruptcy Court granted the Company’s motion to extend the existence of the Company for an additional two-year term. In September 2002, the Company filed a motion with the Bankruptcy Court to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. The Court approved the motion at that time, extending the existence of the Company for an additional two-year term.

Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

2.	Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in evaluating the Company’s financial statements included in this report. These policies conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Adjustments are of a normal and recurring nature. Actual results could differ from those estimates.

Basis of Presentation

These financial statements include the accounts of the Company for the periods from January 1, 2002 through December 31, 2002, January 1, 2002 through June 30, 2002 (unaudited), January 1, 2003 through June 30, 2003 (unaudited), April 1, 2002 through June 30, 2002 (unaudited), and April 1, 2003 through June 30, 2003 (unaudited).

Cash and Cash Equivalents

Cash consists of amounts held in an account in the Company’s name at a highly-rated financial institution, along with U.S. Treasury Securities purchased and held in the Company’s name.

The Company’s cash and cash equivalents, excluding the $37,039 of returned member distributions, plus any portion of Pension Plan Tax Reserve that may ultimately be received by the Company, will be used for general operations and for the anticipated cost of legal indemnification of the officers of Edison as contemplated by the Members’ Agreement and collecting the Pension Plan Tax Reserve from Edison. Any amounts not used for these purposes will be made available for future distributions to Class A Membership Unit holders.

Accrued Expenses

Accrued expenses include amounts for unpaid legal, tax, accounting, manager and transfer agent fees. Amounts are payable within one year.

EBS PENSION, L.L.C.

Notes to Financial Statements

June 30, 2003 and December 31, 2002

Interest

Interest income is determined on the accrual basis. Interest receivable is due to be received within one year.

Expenses

All expenses of the Company are recorded on the accrual basis of accounting.

Income Taxes

The Company is not subject to taxes. Instead, the Members report their distributive share of the Company’s profits and losses on their respective income tax returns.

3.	Distribution Payable

In August 1999, $225,018 of proceeds distributed to Members in February 1998 were returned, as the checks issued did not clear the bank. In June 2000, $37,039 of proceeds distributed to Members in February 1998 were returned, as the checks issued did not clear the bank. In October 2002, the August 1999 proceeds were remitted to the applicable states’ unclaimed property funds in the form of escheatment payments. The remaining $37,039 is held by the Company and is available for the respective members to claim. These funds will eventually escheat to the state in which they were distributed according to that state’s statutory period for unclaimed property.

4.	Members’ Equity

On September 25, 1997, Edison transferred the right to receive the net cash proceeds from the termination of the Pension Plan in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. The Net Pension Plan Proceeds (as defined by the plan) amounted to $43.9 million at December 31, 1997 and were due from Edison at that date. Pursuant to the Plan, an additional amount of $5.7 million (the “Pension Plan Tax Reserve”) is being held by Edison to satisfy certain fees and tax liabilities of Edison. The Plan of Reorganization further provided that upon receipt of a private letter ruling (the “Tax Ruling”) from the Internal Revenue Service (the “IRS”) indicating that no tax liability existed necessitating release of funds from the Pension Plan Tax Reserve, that Edison should remit such funds to the Company. On September 28, 1998, the IRS issued the Tax Ruling. See Note 6 hereof for further discussion of the Pension Plan Tax Reserve.

On December 12, 1997, in accordance with the Members Agreement and the Plan of Reorganization, Edison exchanged 9,058,041 Class B Membership Units for 9,058,041 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims.

During 1998, Edison paid $43.9 million to the Company in satisfaction of the Company’s receivable recorded at December 31, 1997. Of this amount, $42.3 million was distributed to Class A Members during 1998, $1.5 million is retained for the anticipated cost of legal indemnification of the officers of Edison, and the remaining amount is retained for other anticipated expenses expected to be incurred by the Company.

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

Through December 2001, a total of $262,057 of proceeds distributed to Members in February 1998 were returned, as the checks issued were not claimed. In October 2002, $225,018 of these proceeds were remitted to the applicable

EBS PENSION, L.L.C.

Notes to Financial Statements

June 30, 2003 and December 31, 2002

states’ unclaimed property funds in the form of escheatment payments. The remaining funds held by the Company are available for the respective members to claim. See Note 3 above for further discussion.

On February 21, 2002, the parties executed a settlement agreement (the “Settlement Agreement”), that was approved by the Court in March 14, 2002. Pursuant to the Settlement Agreement, Edison agreed to distribute to the Company cash equal to thirty-four percent (34%) of its pre-petition claim of $5,740,000, which equals $1,951,600, payable within three days after the order becomes final. The Settlement Agreement further provides that additional distributions will be made to the Company at such time, if ever, as the distributions to all holders of allowed general unsecured claims against the Debtors exceed twenty-one percent (21%) of their allowed claims. Thereafter, the Company will receive on account of its remaining claim, distributions equal to the Company’s pro rata share (based upon its remaining claim of $3,788,400) of all distributions over twenty-one percent (21%) on a pro rata basis with all general unsecured claims.

On April 17, 2002, the Company received the settlement cash of $1,951,600, or thirty-four percent (34%) of its pre-petition claim. On May 31, 2002, the Company distributed $1,541,390 to holders of Class A Membership Units.

5.	Related Parties

The Manager of the Company is the same financial institution that holds the Company’s cash and cash equivalents.

6.      Commitments and Contingencies

On March 9, 1999, Edison filed for protection under Chapter 11 of the Bankruptcy Code (the “Petition Date”). Prior to the Petition Date, Edison had not yet released the Pension Plan Tax Reserve to the Company. Therefore, Edison’s Charter 11 filing may have a materially adverse impact on the collectibility of the Pension Plan Tax Reserve discussed in the first paragraph of Note 4 above. The Company has continued to pursue the receipt of these proceeds, however no judgement as to the amount, if any, to be received has been made at this time, except for the $1,951,600 discussed in Note 4.

On April 23, 1999, the Company filed a complaint (the “Complaint”) against Edison seeking a declaration that Edison is holding the Pension Plan Tax Reserve in constructive trust for the Company and it is not part of Edison’s bankruptcy. On June 16, 1999, the Company filed a motion for summary judgment with respect to the Complaint. Edison filed a cross motion for summary judgement on July 30, 1999. A hearing (the “Hearing”) on the Company’s summary judgment motion was held on December 7, 1999 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). At the Hearing, the Bankruptcy judge denied both summary judgement motions citing the existence of genuine issues of material fact, but, in so holding, determined that Edison was holding the Pension Plan Tax Reserve in constructive trust for the Company. After the Hearing, the Company and Edison made several attempts to resolve this matter without the need for trial, but were unsuccessful in these efforts. Both Edison and the Company have submitted pleadings in support of entry of judgment in favor of their respective positions.

On or about April 28, 2000, the Debtors filed a Motion for an Order Directing the Appointment of a Chapter 11 Trustee Pursuant to Section 1104 of the Bankruptcy Code. The Bankruptcy Court conducted a hearing on this motion on May 16, 2000 and then entered an Order approving it shortly thereafter. On May 30, 2000, the United States trustee for the District of Delaware applied for an order appointing a Chapter 11 Trustee in the Debtors’ Chapter 11 cases. Bankruptcy Court granted the application on the same day. Thereafter, on June 16, 2000, the Chapter 11 Trustee filed a Motion to Convert Case to Chapter 7 Pursuant to Sections 1112(a) and (b) of the Bankruptcy Code, which motion was approved by order of the Bankruptcy Court dated July 5, 2000.

On October 17, 2000, the Debtors and the Company stipulated to a schedule pursuant to which they would each submit to the Bankruptcy Court a motion for entry of judgment with respect to the Complaint (the “Scheduling

EBS PENSION, L.L.C.

Notes to Financial Statements

June 30, 2003 and December 31, 2002

Stipulation”). The Scheduling Stipulation also provided that each party would be permitted to submit an answer brief and a subsequent reply brief. Further, under the Scheduling Stipulation, the parties waived their right to request an oral argument on their respective motions for judgment. The parties filed and served the appropriate pleadings in accordance with the Scheduling Stipulation. On October 11, 2001, the Court concluded that the Company could not establish a nexus between the alleged trust and the assets sought by the Company.

On May 29, 2002, the Chapter 7 Trustee of Edison Brothers Stores, Inc. (the “Trustee”) filed a Motion in the Bankruptcy Court for an Order Approving, among other things, the sale of shares of Principal Financial Group, Inc. Stock (the “Principal Stock”), free and clear of all liens, claims and encumbrances (the “Motion”). On June 11, 2002, the Company filed a limited objection (the “Limited Objection”) to the Motion. In the Limited Objection, the Company sought to preserve its rights, if any, with respect to the Principal Stock or the proceeds thereof. On June 18, 2002, the Court granted the Motion as provided in the Order subject to the Company’s Limited Objection. The Court indicated that the proceeds of the sale of the Principal Stock were to be held by the Trustee in a segregated account subject to further order of the Court and the Company’s right to assert an interest in said proceeds.

On November 14, 2002, Alan M. Jacobs, the Pension Plan’s Trustee, filed a motion (the “9019 Motion”) pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure in the Bankruptcy Court requesting that the court approve a settlement and release agreement (the “Principal Stock Settlement Agreement”) by and between the Trustee and the Company. The Principal Stock Settlement Agreement contemplates that in exchange for mutual releases between the Trustee, on behalf of the Debtors, and the Company with regard to the Principal Stock, the Trustee, on behalf of the Debtors, will distribute thirty percent of the net cash proceeds from the sale of the Principal Stock to the Company. The Principal Stock Settlement Agreement also contemplates the Company paying its pro rata share of any taxes, if any, assessed in connection with the sale of the Principal Stock. Mr. Bernard Edison filed an objection to the 9019 motion. The Bankruptcy Court heard the motion, the objection and the evidence on January 8, 2003. Based upon the evidence presented, the Bankruptcy Court granted the Trustee’s 9019 Motion and approved the Settlement Agreement in full.

Mr. Edison appealed (the “Appeal”) the Bankruptcy Court’s order approving the Settlement Agreement on January 31, 2003, and thereafter filed a Statement of Issue on February 27, 2003. On March 18, 2003, the Trustee filed a motion (the “Second 9019 Motion”) pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure in the Bankruptcy Court requesting that the court approve a settlement and release agreement (the “Second Principal Stock Settlement Agreement”) by and between the Trustee and Mr. Edison. The Second Principal Stock Settlement Agreement contemplates that in exchange for a) mutual releases between the Trustee, on behalf of the Debtors, and Mr. Edison and b) the withdrawal by Mr. Edison of the Appeal, the Trustee will pay Mr. Edison $40,000. The Bankruptcy Court approved the Second 9019 Motion on April 9, 2003. On April 30, 2003, the Company received a check from the Trustee in the amount of $839,861 for settlement and release between the Trustee and the Company with regard to the Principal Stock Settlement Agreement.

The Company and EBS Litigation, L.L.C. were served on March 28, 2003, with a Fourth-Party Complaint brought by the Third-Party Defendants, David B. Cooper, Jr., Julian I. Edison, Peter A. Edison, Jane Evans, Alan A. Sachs, Craig D. Schnuck, and Martin Sneider (collectively, the “Edison Directors”) in the matter of EBS Litigation, L.L.C. v. Barclays Global Investors, N.A., et al. C.A. No. 98-547 SLR (Dist. Del) (the “Litigation”). Briefly, the litigation brought by EBS Litigation, L.L.C. alleges that the Third-Party Plaintiffs are liable for the return of D&B stock received by them as a distribution from Edison in 1995. The Third-Party Plaintiffs subsequently brought a Third-Party claim pursuant to the litigation alleging that if the Third-Party Plaintiffs were found liable, then the Edison Directors are liable to the Third-Party Plaintiffs for all or a part of the recovery. The Fourth-Party Complaint brought by the Edison Directors alleges that if the Edison Directors are found liable in the Third-Party claim, then pursuant to Section 5.1(f) of the Plan establishing the Indemnification Reserve, the Company and EBS Litigation, L.L.C. are liable to the Edison Directors for all costs and expenses the Edison Directors have incurred or will incur in connection with the Edison Directors’ defense of the Third-Party claim and with the prosecution of their Fourth-Party Complaint.

Prior to the Litigation being filed, in February 2003, the District Court hearing the Litigation referred the matter to mediation before a magistrate judge. The mediation began on March 28, 2003. The mediation involves all claims involved in the Litigation, as well as, the Fourth Party Complaint indemnification claims brought by the Edison Directors against the Company and EBS Litigation. There can be no assurances as to the outcome of any of the claims as a result of the mediation, or the liability of the Company, if any.

On May 2, 2003, EBS Litigation filed an answer to the Fourth Party Complaint on behalf of itself and the Company, as codefendants, denying the allegations of the Fourth Party Complaint. There can be no assurance as to the outcome of this Fourth Party Complaint, or the liability of the Company, if any.

On August 11, 2003, the mediation was continued at a mediation conference. There can be no assurances as to the outcome of the claims as a result of the mediation, or the liability of the Company, if any.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2002 through June 30, 2002 (unaudited), January 1, 2003 through June 30, 2003 (unaudited), April 1, 2002 through June 30, 2002 (unaudited), and April 1, 2003 through June 30, 2003 (unaudited), and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2002. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

Results of Operations/Overview

The Company, which was formed pursuant to the Amended Joint Plan of Reorganization Under Chapter 11 of the U.S. Bankruptcy Code filed by the Debtors (the “Plan”) and the Members Agreement, is a limited purpose entity which was organized for the exclusive purposes of (a) receiving and administering the Company Assets, and (b) distributing the Company Assets to holders of the Company’s Class A Membership Units pursuant to the terms of the Members Agreement.

On January 23, 1998, the Company received from Edison, Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2002, 2001, 2000, 1999 and 1998, the Company recognized $30,000, $67,172, $80,314 and $321,488 of interest income, respectively. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the six month periods ended June 30, 2003 and 2002, the Company recognized $8,320 and $16,426 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve, (3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s general and administrative expenses consist primarily of fees payable to the Manager, the Transfer Agent, and the Company’s lawyers, accountants, and auditors. The Company had expenses of $209,380, $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2002, 2001, 2000, 1999, 1998 and for the period ended December 31, 1997, respectively. During the six month periods ended June 30, 2003 and 2002, the Company had expenses of $66,640 and $72,552, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to collect the Pension Plan Tax Reserve from Edison.

The Company and EBS Litigation, L.L.C. (another limited liability company formed pursuant to the Plan) have agreed to indemnify the Debtors and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by EBS Litigation, L.L.C. (other than with respect to any Unresolved Avoidance Claims (as defined in the Plan) that EBS Litigation, L.L.C. may have against such persons other than in their capacities as officers, directors or employees of the Debtors. Pursuant to the Plan, the Company established the Indemnification Reserve ($1.5 million) from the Pension Plan Proceeds for the benefit of these indemnified persons, to pay their costs and expenses incurred in defending the LLC Related Claims (as defined in the Plan). Payment of such cost and expenses must first be sought from any applicable officers’ and directors’ insurance policy and then from the Indemnification Reserve. The Company’s indemnification liability is limited to the amount of the Indemnification Reserve, i.e. an aggregate of $1.5 million. Although to date there has not been any indemnification claim, there can be no assurance such a claim will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Company Assets.

At December 31, 2002, the Company had cash and cash equivalents of approximately $2.0 million. At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At June 30, 2003, the Company had cash and cash equivalents of approximately $2.0 million, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

In September 2000, the Company filed a motion with the United States Bankruptcy Court, District of Delaware to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. Section 1.4 of the Company’s Members Agreement limits the Company’s existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. Therefore, the Company’s existence was originally set to expire on September 26, 2000 unless extended by the Bankruptcy Court. In its motion, the Company argued that the Company’s members would be best served by permitting the Company to remain a going concern. The Bankruptcy Court granted the Company’s motion to extend the existence of the Company for an additional two-year term.

On October 17, 2000, the Debtors and the Company stipulated to a schedule pursuant to which they would each submit to the Bankruptcy Court a motion for entry of judgment with respect to the Complaint (the “Scheduling Stipulation”). The Scheduling Stipulation also provided that each party would be permitted to submit an answer brief and a subsequent reply brief. Further, under the Scheduling Stipulation, the parties waived their right to request an oral argument on their respective motions for judgment.

As of December 31, 2000, the balance in the Company’s operating account was $145,277. Following satisfaction of administrative expenses any funds remaining on deposits were made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

On October 11, 2001 the Court concluded that the Company could not establish a nexus between the alleged trust and the assets sought by the Company.

As of December 31, 2001, the balance in the Company’s operating account was $136,847. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

On February 21, 2002, the parties executed a settlement agreement (the “Settlement Agreement”), that was approved by the Court on March 14, 2002. Pursuant to the Settlement Agreement, Edison agreed to distribute to the Company cash equal to thirty-four percent (34%) of its pre-petition claim of $5,740,000, which equals $1,951,600, payable within three days after the order becomes final. The Settlement Agreement further provides that additional distributions will be made to the Company at such time, if ever, as the distributions to all holders of allowed general unsecured claims against the Debtors exceed twenty-one percent (21%) of their allowed claims. Thereafter, the Company will receive on account of its remaining claim, distributions equal to the Company’s pro rata share (based upon its remaining claim of $3,788,400) of all distributions over twenty-one percent (21%), on a pro rata basis with all general unsecured claims.

On May 29, 2002, the Trustee filed a Motion in the Bankruptcy Court for an Order Approving, among other things, the sale of shares of Principal Financial Group, Inc. Stock (the “Principal Stock”), free and clear of all liens, claims and encumbrances (the “Motion”). On June 11, 2002, the Company filed a limited objection (the “Limited Objection”) to the Motion. In the Limited Objection, the Company sought to preserve its rights, if any, with respect to the Principal Stock or the proceeds thereof. On June 18, 2002, the Court granted the Motion as provided in the Order subject to the Company’s Limited Objection. In addition, the Court indicated that the proceeds of the sale of the Principal Stock were to be held by the Trustee in a segregated account subject to further order of the Court and the Company’s right to assert an interest in said proceeds.

On May 31, 2002, the Company distributed $1.5 million from the proceeds received from the Settlement Agreement mentioned above to holders of the Class A Membership Units.

In September 2002, the Company filed a motion with the Bankruptcy Court to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. As mentioned above, Section 1.4 of the Company’s Members Agreement originally limited the Company’s existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2002, the Bankruptcy Court granted the Company’s motion to extend the existence of the Company for an additional two-year term.

On November 14, 2002, the Trustee filed a motion (the “9019 Motion”) pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure in the Bankruptcy Court requesting that the court approve a settlement and release agreement (the “Principal Stock Settlement Agreement”) by and between the Trustee and the Company. The Principal Stock Settlement Agreement, contemplates that in exchange for mutual releases between the Trustee, on behalf of the Debtors, and the Company with regard to the Principal Stock, the Trustee, on behalf of the Debtors, will distribute thirty percent of the net cash proceeds from the sale of the Principal Stock to the Company. The Principal Stock Settlement Agreement also contemplates the Company paying its pro rata share of any taxes, if any, assessed in connection with the sale of the Principal Stock. An objection to the 9019 motion was timely filed by Mr. Bernard Edison. The Bankruptcy Court heard the motion, the objection and the evidence on January 8, 2003. Based upon the evidence presented, the Bankruptcy Court granted the Trustee’s 9019 Motion and approved the Settlement Agreement in full.

Mr. Edison appealed (the “Appeal”) the Bankruptcy Court’s order approving the Settlement Agreement on January 31, 2003, and thereafter filed a Statement of Issue on February 27, 2003. On March 18, 2003, the Trustee filed a motion (the “Second 9019 Motion”) pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure in the Bankruptcy Court requesting that the court approve a settlement and release agreement (the “Second Principal Stock Settlement Agreement”) by and between the Trustee and Mr. Edison. The Second Principal Stock Settlement Agreement contemplates that in exchange for a) mutual releases between the Trustee, on behalf of the Debtors, and Mr. Edison and b) the withdrawal by Mr. Edison of the Appeal, the Trustee will pay Mr. Edison $40,000. The Bankruptcy Court approved the Second 9019 Motion on April 9, 2003. On April 30, 2003, the Company received a check from the Trustee in the amount of $839,861.31 for settlement and release between the Trustee and the Company with regard to the Principal Stock Settlement Agreement.

As of December 31, 2002, the balance in the Company’s operating account was $476,669. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

As mentioned above, the Company and EBS Litigation were served on March 28, 2003, with a Fourth Party Complaint brought by the Third-Party Defendants, David B. Cooper, Jr., Julian I. Edison, Peter A. Edison, Jane Evans, Alan A. Sachs, Craig D. Schnuck, and Martin Sneider (collectively, the “Edison Directors”) in the matter of EBS Litigation, L.L.C. v. Barclays Global Investors, N.A., et al. C.A. No. 98-547 SLR (Dist. Del) (the “Litigation”). Briefly, the Litigation brought by EBS Litigation alleged that the Third Party Plaintiffs were liable for the return of D&B stock received by them as a distribution from Edison in 1995. The Third-Party Plaintiffs subsequently brought a Third-Party claim in the Litigation alleging that if the Third-Party Plaintiffs were found liable then the Edison Directors are liable to the Third-Party Plaintiffs for all or a part of the recovery. The Fourth Party Complaint brought by the Edison Directors alleges that if the Edison Directors are found liable in the Third Party claim, then pursuant to Section 5.1(f) of the Plan establishing the Indemnification Reserve, the Company and EBS Litigation are liable to the Edison Directors for all costs and expenses the Edison Directors have incurred or will incur in connection with the Edison Director’s defense of the Third Party claim and with the prosecution of their Fourth Party Complaint.

Prior to the Litigation being filed, in February 2003, the District Court hearing the Litigation referred the matter to mediation before a magistrate judge. The mediation began on March 28, 2003. The mediation involves all claims involved in the Litigation, as well as, the Fourth Party Complaint indemnification claims brought by the Edison Directors against the Company and EBS Litigation. There can be no assurances as to the outcome of any of the claims as a result of the mediation, or the liability of the Company, if any.

On May 2, 2003, EBS Litigation filed an answer to the Fourth Party Complaint on behalf of itself and the Company, as codefendants, denying the allegations of the Fourth Party Complaint. There can be no assurance as to the outcome of this Fourth Party Complaint, or the liability of the Company, if any.

On August 11, 2003, the mediation was continued at a mediation conference. There can be no assurances as to the outcome of the claims as a result of the mediation, or the liability of the Company, if any.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

Quarterly Comparison

Six Months ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Total income for the six months ended June 30, 2003 was $839,861 compared to $1,951,600 for the six months ended June 30, 2002. This decrease is due to the decrease in litigation income.

Total expenses decreased $5,912 due primarily to a decrease in legal fees.

Item 4.	Control and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. Within the 90-day period prior to filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

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

* Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 10 originally filed with the SEC on July 29, 1998 (SEC File No. 000-24713).

(B)		Reports on Form 8-K

On May 15, 2003, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBS PENSION, L.L.C.

By: WELLS FARGO, BANK MINNESOTA, N.A.,in its capacity as Manager of EBS Pension, L.L.C

By:	/s/ LON P. LECLAIR
Lon P. LeClair Vice President

Date: August 14, 2003