Form 10-Q
period 2003-09-30
EBS PENSION LLC
filed 2003-11-14
CIK 1065923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At November 1, 2003 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EBS PENSION, L.L.C.

Statements of Operations

For the Three and Nine Month Periods

Ended September 30, 2003 and 2002

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Litigation income	$—	$1,951,600	$839,861	$1,951,600
Interest	3,631	9,903	11,951	16,426

Total income	3,631	1,961,503	851,812	1,968,026

Expenses:
Manager fees	12,500	12,330	37,500	24,660
Transfer agent and settlement administration fees	9,500	9,600	28,500	19,200
Legal fees	1,000	9,036	3,070	17,036
Accounting fees	10,170	5,000	28,996	8,000
Other	2,717	2,256	4,720	3,656

Total expenses	35,887	38,222	102,786	72,552

Net (loss) income	$(32,256)	$1,923,281	$749,026	$1,895,474

Net (loss) income per unit – basic and diluted	$(0.003)	$0.192	$0.075	$0.190

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Balance Sheet

September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents
Available for general operations	$1,284,709	$476,669
Returned member distributions	37,039	37,039
Available for anticipated cost of legal indemnification of officers	1,500,000	1,500,000
Interest receivable	1,084	1,810
Prepaid expenses	257	136

Total assets	$2,823,089	$2,015,654

Liabilities
Accounts payable	$12,670	$—
Distribution payable	37,039	37,039
Accrued expenses	437,135	391,396

Total liabilities	486,844	428,435

Members’ equity:
Membership Units (Class A – 10,000,000 authorized, issued and outstanding)
Paid-in capital	1,667,492	1,667,492
Retained earnings (deficit)	668,753	(80,273)

Total members’ equity	2,336,245	1,587,219

Total liabilities and members’ equity	$2,823,089	$2,015,654

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statements of Changes in Members’ Equity

For the Periods Ended

September 30, 2003 and Decemer 31, 2002

	Class A Membership Units	Paid in Capital	Retained Deficit	Total
Balance, January 1, 2002	10,000,000	$1,667,492	$(311,103)	$1,356,389

Net income	—	—	1,772,220	1,772,220

Capital distribution	—	—	(1,541,390)	(1,541,390)

Balance, December 31, 2002	10,000,000	1,667,492	(80,273)	1,587,219

Net income (unaudited)	—	—	749,026	749,026

Balance, September 30, 2003 (unaudited)	10,000,000	$1,667,492	$668,753	$2,336,245

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statement of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002

	For the nine months ended September 30,
	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$749,026	$1,895,474
Reconciliation of net income to cash flows provided by operating activities:
Decrease in interest receivable	726	777
Increase in prepaid expenses	(121)	—
Increase in accounts payable	12,670	—
Increase in accrued expenses	45,739	25,370

Cash flows provided by operating activities	808,040	1,921,621

Cash flows from financing activities:
Escheatment payments	—	(1,541,390)

Cash flows used in financing activities	—	(1,541,390)

Net increase in cash and cash equivalents	808,040	380,231

Cash and cash equivalents at beginning of period	2,013,708	1,898,904

Cash and cash equivalents at end of period	$2,821,748	$2,279,135

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Notes to Financial Statements

September 30, 2003 and December 31, 2002

1.	Description of Business

EBS Pension, L.L.C. (the “Company”) is governed by a Members Agreement, dated as of September 25, 1997 (the “Members Agreement”). Pursuant to the Members Agreement, the Company is organized for the exclusive purposes of (a) receiving and administering the cash proceeds (the “Pension Plan Proceeds”) to be received by Edison Brothers Stores, Inc. (“Edison”) and its affiliated debtors in possession (collectively with Edison, the “Debtors”) as a result of the termination of the Edison Brothers Stores, Inc. Pension Plan (the “Pension Plan”), net of (i) the Pension Plan assets transferred to qualified replacement pension plans, (ii) all costs, fees and expenses relating to termination of the Pension Plan and establishment of the replacement plans, and (iii) all applicable taxes incurred or for which a reserve is established in connection with termination of the Pension Plan (the “Pension Plan Tax Reserve”), and (b) distributing such assets to holders of Class A Membership Units (the “Members”) in accordance with the Members Agreement.

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

Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

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

Basis of Presentation

These financial statements include the accounts of the Company for the periods from January 1, 2002 through December 31, 2002, January 1, 2002 through September 30, 2002 (unaudited), January 1, 2003 through September 30, 2003 (unaudited), July 1, 2002 through September 30, 2002 (unaudited), and July 1, 2003 through September 30, 2003 (unaudited).

Cash and Cash Equivalents

Cash consists of amounts held in an account in the Company’s name at a highly-rated financial institution, along with U.S. Treasury Securities purchased and held in the Company’s name.

The Company’s cash and cash equivalents, excluding the $37,039 of returned member distributions, plus any portion of Pension Plan Tax Reserve that may ultimately be received by the Company, will be used for general operations and for the anticipated cost of legal indemnification of the officers of Edison as contemplated by the Members’ Agreement and collecting the Pension Plan Tax Reserve from Edison. Any amounts not used for these purposes will be made available for future distributions to holders of Class A Membership Units.

EBS PENSION, L.L.C.

Notes to Financial Statements

September 30, 2003 and December 31, 2002

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

On September 25, 1997, Edison transferred the right to receive the net cash proceeds from the termination of the Pension Plan in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. The Net Pension Plan Proceeds (as defined by the Plan of Reorganization or the “Plan”) amounted to $43.9 million at December 31, 1997 and were due from Edison at that date. Pursuant to the Plan, an additional amount of $5.7 million for the Pension Plan Tax Reserve is being held by Edison to satisfy certain fees and tax liabilities of Edison. The Plan further provided that upon receipt of a private letter ruling (the “Tax Ruling”) from the Internal Revenue Service (the “IRS”) indicating that no tax liability existed necessitating release of funds from the Pension Plan Tax Reserve, that Edison should remit such funds to the Company. On September 28, 1998, the IRS issued the Tax Ruling. See Note 6 hereof for further discussion of the Pension Plan Tax Reserve.

On December 12, 1997, in accordance with the Members Agreement and the Plan, Edison exchanged 9,058,041 Class B Membership Units for 9,058,041 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims.

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

Also during 1998, certain holders of Class A Membership Units returned 279 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in paid in capital and are available for future distributions to holders of Class A Membership Units. Currently, Edison has no Class B Membership Units.

EBS PENSION, L.L.C.

Notes to Financial Statements

September 30, 2003 and December 31, 2002

On February 21, 2002, the parties executed a settlement agreement (the “Settlement Agreement”), that was approved by the Court on March 14, 2002. Pursuant to the Settlement Agreement, Edison agreed to distribute to the Company cash equal to thirty-four percent (34 percent) of its pre-petition claim of $5,740,000, or $1,951,600, payable within three days after the Settlement Agreement becomes final. The Settlement Agreement further provides that additional distributions will be made to the Company at such time, if ever, as the distributions to all holders of allowed general unsecured claims against the Debtors exceed twenty-one percent (21 percent) of their allowed claims. Thereafter, the Company will receive on account of its remaining claim, distributions equal to the Company’s pro rata share (based upon its remaining claim of $3,788,400) of all distributions over twenty-one percent (21 percent) on a pro rata basis with all general unsecured claims.

On April 17, 2002, the Company received the settlement cash of $1,951,600, or thirty-four percent (34 percent) of its pre-petition claim. On May 31, 2002, the Company distributed $1,541,390 to holders of Class A Membership Units.

5.	Related Parties

The Manager of the Company is the same financial institution that holds the Company’s cash and cash equivalents.

6.	Commitments and Contingencies

On March 9, 1999, Edison filed for protection under Chapter 11 of the Bankruptcy Code (the “Petition Date”). Prior to the Petition Date, Edison had not yet released the Pension Plan Tax Reserve to the Company. Therefore, Edison’s Charter 11 filing may have a materially adverse impact on the collectibility of the Pension Plan Tax Reserve discussed in the first paragraph of Note 4 above. The Company has continued to pursue the receipt of these proceeds, however no judgment as to the amount, if any, to be received has been made at this time, except for the $1,951,600 discussed in Note 4.

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

EBS PENSION, L.L.C.

Notes to Financial Statements

September 30, 2003 and December 31, 2002

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

Mr. Edison appealed (the “Appeal”) the Bankruptcy Court’s order approving the Settlement Agreement on January 31, 2003, and thereafter filed a Statement of Issue on February 27, 2003. On March 18, 2003, the Trustee filed a motion (the “Second 9019 Motion”) pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure in the Bankruptcy Court requesting that the court approve a settlement and release agreement (the “Second Principal Stock Settlement Agreement”) by and between the Trustee and Mr. Edison. The Second Principal Stock Settlement Agreement contemplates that in exchange for a) mutual releases between the Trustee, on behalf of the Debtors, and Mr. Edison and b) the withdrawal by Mr. Edison of the Appeal, the Trustee will pay Mr. Edison $40,000. The Bankruptcy Court approved the Second 9019 Motion on April 9, 2003. On April 30, 2003, the Company received a check from the Trustee in the amount of $839,861 for settlement and release between the Trustee and the Company.

The Company and EBS Litigation, L.L.C. were served on March 28, 2003, with a Fourth-Party Complaint brought by the Third-Party Defendants, David B. Cooper, Jr., Julian I. Edison, Peter A. Edison, Jane Evans, Alan A. Sachs, Craig D. Schnuck, and Martin Sneider (collectively, the “Edison Directors”) in the matter of EBS Litigation, L.L.C. v. Barclays Global Investors, N.A., et al. C.A. No. 98-547 SLR (Dist. Del) (the “Litigation”). Briefly, the litigation brought by EBS Litigation, L.L.C. alleges that the Third-Party Plaintiffs are liable for the return of D&B stock received by them as a distribution from Edison in 1995. The Third-Party Plaintiffs brought a Third-Party claim pursuant to the litigation alleging that if the Third-Party Plaintiffs were found liable, then the Edison Directors are liable to the Third-Party Plaintiffs for all or a part of the recovery. The Fourth-Party Complaint brought by the Edison Directors alleges that if the Edison Directors are found liable in the Third-Party claim, then pursuant to Section 5.1(f) of the Plan the Company and EBS Litigation, L.L.C. are liable to the Edison Directors for all costs and expenses the Edison Directors have incurred or will incur in connection with the Edison Directors’ defense of the Third-Party claim and with the prosecution of their Fourth-Party Complaint. Management disagrees with the allegations contained in the Fourth-Party Complaint and does not believe the Company will be held liable for costs and expenses associated with the Edison Directors’ defense of the Third-Party claim or the prosecution of the Fourth-Party Complaint. The Company continues to mediate the Litigation. There can be no assurances as to the outcome of the claims as a result of the mediation, or the liability of the Company, if any.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2002 through September 30, 2002 (unaudited), January 1, 2003 through September 30, 2003 (unaudited), July 1, 2002 through September 30, 2002 (unaudited), and July 1, 2003 through September 30, 2003 (unaudited), and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2002. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

Results of Operations/Overview

The Company, which was formed pursuant to the Amended Joint Plan of Reorganization Under Chapter 11 of the U.S. Bankruptcy Code filed by the Debtors (the “Plan”) and the Members Agreement, is a limited purpose entity which was organized for the exclusive purposes of (a) receiving and administering the Company Assets and (b) distributing the Company Assets to holders of the Company’s Class A Membership Units pursuant to the terms of the Members Agreement.

On January 23, 1998, the Company received from Edison, Pension Plan Proceeds totaling approximately $43.9 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2002, 2001, 2000, 1999 and 1998, the Company recognized $30,000, $67,172, $80,314 and $321,488 of interest income, respectively. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the nine month periods ended September 30, 2003 and 2002, the Company recognized $11,951 and $16,426 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve, (3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s general and administrative expenses consist primarily of fees payable to the Manager, the Transfer Agent, and the Company’s lawyers, accountants, and auditors. The Company had expenses of $209,380, $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2002, 2001, 2000, 1999, 1998 and for the period ended December 31, 1997, respectively. During the nine month periods ended September 30, 2003 and 2002, the Company had expenses of $102,786 and $72,552, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to collect the Pension Plan Tax Reserve from Edison.

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

At December 31, 2002, the Company had cash and cash equivalents of approximately $2.0 million. At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At September 30, 2003, the Company had cash and cash equivalents of approximately $2.8 million, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

On February 21, 2002, the parties executed a settlement agreement (the “Settlement Agreement”), that was approved by the Court on March 14, 2002. Pursuant to the Settlement Agreement, Edison agreed to distribute to the Company cash equal to thirty-four percent (34%) of its pre-petition claim of $5,740,000, which equals $1,951,600, payable within three days after the Settlement Agreement becomes final. The Settlement Agreement further provides that additional distributions will be made to the Company at such time, if ever, as the distributions to all holders of allowed general unsecured claims against the Debtors exceed twenty-one percent (21%) of their allowed claims. Thereafter, the Company will receive on account of its remaining claim, distributions equal to the Company’s pro rata share (based upon its remaining claim of $3,788,400) of all distributions over twenty-one percent (21%), on a pro rata basis with all general unsecured claims.

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

As of November 14, 2003, the Company continues to mediate the above referenced matters. There can be no assurances as to the outcome of the claims as a result of the mediation, or the liability of the Company, if any.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

Quarterly Comparison

Nine Months ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Total income for the nine months ended September 30, 2003 was $851,812 compared to $1,968,026 for the nine months ended September 30, 2002. This decrease reflects the collection of Litigation income during the nine months ended September 30, 2002.

Total expenses increased $30,234 due primarily to the payment of accrued manager, transfer agent and settlement fees and accounting fees.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Other than the matters discussed in Part I, Item 2 of this Quarterly Report, the Company is not involved in any legal proceedings.

Item 6.	Exhibits and Reports on Form 8-K.

(A)	Exhibits	Description

	2.1*	Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.

	3.1*	EBS Pension, L.L.C. Certificate of Formation

	3.2*	EBS Pension, L.L.C. Membership Agreement

	31	Certifications

*	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 10 originally filed with the SEC on July 29, 1998 (SEC File No. 000-24713).

(B)	Reports on Form 8-K

On August 14, 2003, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBS PENSION, L.L.C.

By: WELLS FARGO, BANK MINNESOTA, N.A., in its capacity as Manager of EBS Pension, L.L.C.

By:	/s/ LON P. LECLAIR

Lon P. LeClair Vice President

Date: November 14, 2003