Form 10-K
period 2003-12-31
EBS PENSION LLC
filed 2004-03-30
CIK 1065923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission file number 000-24713

EBS PENSION, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	42-1466520
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

Wells Fargo Bank, N.A.

Sixth and Marquette: N9303-120

Minneapolis, Minnesota 55479

(Address of principal executive offices)

Registrant’s telephone number, including area code (612) 667-4803

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Membership Units

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

There is no aggregate market value of the registrant’s Class A Membership Units held by nonaffiliates of the registrant as of December 31, 2003. Book value of the registrant’s Class A Membership Units as of December 31, 2003 was approximately $2.2 million.

There were 10,000,000 Class A Membership Units outstanding as of March 15, 2004.

PART I

ITEM 1—BUSINESS

Unless otherwise noted, references to the “Company” shall mean EBS Pension, L.L.C., a Delaware limited liability company.

Background

On September 9, 1997, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) entered an order in accordance with section 1129 of the Bankruptcy Code, 11 U.S.C. §§ 101-1330, et seq., (the “Bankruptcy Code”) confirming the Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Plan”) filed by Edison Brothers Stores, Inc. (“Edison”) and its affiliated debtors in possession (collectively with Edison, the “Debtors”). The Plan became effective on September 26, 1997 (the “Effective Date”).

The Company was established pursuant to the Plan and the EBS Pension, L.L.C. Members Agreement (the “Members Agreement”). Under the Plan, each holder of an Allowed General Unsecured Claim (as defined in the Plan) against Edison was entitled to receive a distribution on account of such claims, which distribution included, among other things, the holder’s pro rata share of Class A Membership Units in the Company. The initial distribution date under the Plan occurred on or about December 12, 1997. Accordingly, in late December of 1997, holders of Allowed General Unsecured Claims began receiving membership certificates evidencing their ownership of Class A Membership Units in the Company. As of December 31, 2003 there were 10,000,000 Class A Membership Units and 0 Class B Membership Units of the Company issued and outstanding.

The Plan further provided for the Debtors’ transfer to the Company of their right to receive the Pension Plan Proceeds, which the Plan defines as the cash proceeds (the “Pension Plan Proceeds”) to be received by the Debtors as a result of the termination of the Edison Brothers Stores, Inc. Pension Plan, (the “Pension Plan”), net of (a) the Pension Plan assets transferred to a qualified replacement pension plan; (b) all costs, fees and expenses (collectively, the “Pension Plan Termination Costs”) relating to termination of the Pension Plan and establishment of the replacement plan; and (c) all applicable taxes incurred, or for which a reserve (the “Pension Plan Tax Reserve”) is established by Edison, in connection with termination of the Pension Plan. The Pension Plan assets are the residual assets from the Pension Plan. The Pension Plan was created for the purpose of providing pension benefits to the employees of Edison. The Pension Plan was terminated by Edison pursuant to an order of the Bankruptcy Court. Pursuant to the Plan, upon termination of the Pension Plan, after (1) the liabilities of the Plan were paid, (2) the required excise taxes were paid and the Pension Plan Tax Reserve was established, (3) a replacement pension plan for the employees of Edison was funded, and (4) the Pension Plan Termination Costs were paid, the residual assets, i.e., the Pension Plan Proceeds, were distributed to the Company.

Company Formation and Summary of Certain Provisions of the Members Agreement

Formation

In accordance with the Plan, the Certificate of Formation of the Company was filed on September 24, 1997 with the office of the Delaware Secretary of State, for the purpose of forming the Company as a limited liability company under the provisions and subject to the requirements of the State of Delaware, in particular the Delaware Limited Liability Company Act, Del. Code Ann. tit.6, ch. 18 (the “Delaware Act”). The Certificate of Formation became effective, thereby providing for the formation of the Company, on September 25, 1997 (the “Inception Date”).

Purposes

The Company is organized solely for the purposes of (a) receiving and administering the “Company Assets,” which the Members Agreement defines as all Pension Plan Proceeds as well as any other property or proceeds acquired by the Company and; (b) distributing the Company Assets to holders of Membership Units pursuant to the terms of the Members Agreement. The Company has no objective to engage in the conduct of any other trade or business. In essence, then, the Company constitutes a vehicle for receiving the Pension Plan Proceeds and then allocating and distributing all net funds to holders of Membership Units in the Company.

Administration and the Manager

The Company has no employees. The affairs of the Company are managed by the Manager. The Manager of the Company, as duly designated by the Official Committee of Unsecured Creditors appointed in the Debtors’ Chapter 11 Case (the “Creditors’ Committee”), is Wells Fargo Bank N.A. (formerly known as, Wells Fargo Bank Minnesota, N.A.) (in such capacity, the “Manager”). As contemplated by the Members Agreement, the principal office of the Company is maintained at the principal office of the Manager, which is located at Sixth and Marquette: N9303-120, Minneapolis, Minnesota 55479, Attn: Lon P. LeClair. The telephone number is (612) 667-4803.

In furtherance of the Company’s purposes and subject to the retained jurisdiction of the Bankruptcy Court as provided for in the Plan, the Manager is to make continuing efforts to (1) receive the Pension Plan Proceeds, and (2) make distributions of any Pension Plan Proceeds to the Members, in each case in an expeditious but orderly manner intended reasonably to maximize the value of such distributions to the Members, but subject to the judgment and discretion of the Manager and the provisions of the Members Agreement. The Manager is not liable to the Company or to any Member for any action or inaction, except in the case of its willful breach of a material provision of the Members Agreement or gross negligence in connection with the performance of its duties under the Members Agreement.

The Manager is empowered to retain such independent experts and advisors (including, but not limited to, law firms, tax advisors, consultants, or other professionals) as the Manager may select to aid in the performance of its duties and responsibilities and to perform such other functions as may be appropriate in furtherance of the intent and purposes of the Members Agreement. The Manager has selected the law firm of Jones Day (“Jones Day”) to serve as counsel to the Company. Prior to the Effective Date, Jones Day served as counsel to the Creditors’ Committee. The Manager has selected PricewaterhouseCoopers LLP to provide the Company with financial reporting and consulting services as well as tax-related services. The Manager, who also serves as the Disbursing Agent under the Plan and the Transfer Agent under the Members Agreement, maintains the ownership registers of the Company, coordinates distributions to Members of the Company and performs related administrative duties. Rubin, Brown, Gornstein & Co., LLP serves as the Company’s independent auditors.

The Members Agreement also requires the Manager to designate one of the Members as the “Tax Matters Partner” (as defined in the Section 6231 of the Internal Revenue Code). The Tax Matters Partner is required to represent the Company (at the Company’s expense) in connection with all examinations of the Company’s affairs by tax authorities and to expend Company funds for professional services associated therewith. The Tax Matters Partner also arranges for the preparation and timely filing of all returns required to be filed by the Company and the distribution of Form K-1 or other similar forms to all Members. In accordance with the Members Agreement, the Manager has designated Citibank, N.A., through its authorized representative to serve as the Tax Matters Partner of the Company.

Subject to the retained jurisdiction of the Bankruptcy Court as provided for in the Plan, but without prior or further authorization, the Manager may control and exercise authority over the Company Assets, over the acquisition, management and disposition thereof and over the management and conduct of the Company to the extent necessary to enable the Manager to fulfill the intent and purposes of the Members Agreement. No person dealing with the Company is obligated to inquire into the authority of the Manager in connection with the acquisition, management or disposition of the Company Assets. In connection with the administration of the Company Assets and the management of the Company’s affairs, the Manager has the power to take any and all actions as, in the Manager’s sole discretion, are necessary or advisable to effectuate the purposes of the Company. The Manager may not at any time, on behalf of the Company or the Members, enter into or engage in any trade or business, and no part of the Company Assets will be used or disposed of by the Manager in furtherance of any such trade or business. All decisions and actions taken by the Manager under the authority of the Members Agreement will be binding upon all of the Members and the Company. Without the consent of all of the Members, the Manager may not (1) take any action in contravention of the Members Agreement; (2) take any action which would make it impossible to carry on the activities of the Company; or (3) possess property of the Company or assign the Company’s rights in specific property for other than Company purposes.

Term of the Company; Dissolution

The Company’s existence was scheduled to terminate (unless dissolved earlier) in September 2002. However, the Manager (with the approval of Bankruptcy Court) extended the Company’s existence until September 2004. At the end of this period, if the Company Assets have not been fully liquidated and distributed or all Disputed General Unsecured Claims (as defined in the Plan) have not been resolved then the Company’s existence may be extended for another two year period. The Company may also be earlier dissolved because of an adjudication of the Bankruptcy Court or because of the unanimous written consent of all Members. In the event of the Company’s dissolution, following the payment of, or provision for, all debts and liabilities of the Company and all expenses of liquidation, and subject to the right of the Liquidating Agent (as defined in the Members Agreement) to set up reasonable cash reserves for any contingent or unforeseen liabilities or obligations of the Company, all assets of the Company (or the proceeds thereof) will be distributed to the Members in accordance with their respective Capital Account balances. No Member will have any recourse against Edison or any other Member for any distributions with respect to such Member’s Capital Account balances.

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

Total Pension Plan Proceeds Received	$43,985,315
January Interest Earned	$35,197

TOTAL FUNDS ON DEPOSIT (2/11/98)	$44,020,512

less:

Reserve for Litigation Indemnification	$1,500,000

Reserve for Administrative Expenses	$300,000

Tax Distribution to Edison	$959

TOTAL AMOUNT AVAILABLE FOR FIRST DISTRIBUTION TO MEMBERS	$42,219,553

less:

Reserve for Disputed Claims and Claims Not Yet Eligible for Distribution	$2,792,397

TOTAL DISTRIBUTED TO HOLDERS OF CLASS A MEMBERSHIP UNITS ON FEBRUARY 13, 1998	$39,427,156

The reserve for litigation indemnification (the “Indemnification Reserve”) was established in accordance with the Plan and the Members Agreement. See “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of December 31, 1998, the balance in the Company’s operating account was $286,927. Following satisfaction of administrative expenses, any funds remaining on deposit were made available for distribution to holders of Class A Membership Units in the Company.

An additional potential component of a future distribution was the Pension Plan Tax Reserve. In connection with the termination of the Pension Plan, Edison sought a private letter ruling (the “Tax Ruling”) from the Internal Revenue Service (“IRS”) to the effect that any income realized by Edison as a result of the Pension Plan termination will be available to offset certain deductions realized by the Debtors in the same taxable year. On September 28, 1998, the IRS issued the Tax Ruling. The Company was advised that as a result of the Tax Ruling, there are no additional taxes to be paid by Edison in connection with termination of the Pension Plan.

On March 9, 1999, Edison filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. In its petition, Edison listed the Company among its largest unsecured creditors with a claim totaling approximately $5.7 million. The claim stems from Edison’s retention of the Pension Plan Tax Reserve.

A meeting of Edison’s largest creditors convened on Friday, March 19, 1999 at the office of the United States Trustee for the District of Delaware (the “United States Trustee”). At this meeting, the United States Trustee appointed representatives of creditors to the Official Creditors’ Committee (the “1999 Committee”). The Company was not appointed to the Committee.

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

In August 1999, the Company received returned distributions totaling approximately $225,000 (as of December 2000, that amount has increased to approximately $262,000 due to more returned distributions). Pursuant to the Company’s Members’ Agreement, for the past 18 months, the Manager has made attempts to distribute these funds to the respective members. Currently, the funds are being held by the Company, available for the respective members to claim. Any unclaimed funds will eventually escheat to the state in which they were disbursed according to that state’s statutory period for unclaimed property.

As of December 31, 1999, the balance in the Company’s operating account was $144,200. Following satisfaction of administrative expenses, any funds remaining on deposit were made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

On or about April 28, 2000, the Debtors filed a Motion for an Order Directing the Appointment of a Chapter 11 Trustee Pursuant to Section 1104 of the Bankruptcy Code. The Bankruptcy court conducted a hearing on this motion on May 16, 2000 and then entered an Order approving it shortly thereafter. On May 30, 2000, the United States trustee for the District of Delaware applied for an order appointing Alan M. Jacobs (the “Trustee”) as Chapter 11 Trustee in the Debtors’ chapter 11 cases. The Bankruptcy Court granted the application on the same day. Thereafter, on June 16, 2000, the Chapter 11 Trustee filed a Motion to Convert Case to Chapter 7 Pursuant to Sections 1112 (a) and (b) of the Bankruptcy Code, which motion was approved by order of the Bankruptcy Court dated July 5, 2000.

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

Prior to the Litigation being filed, in February 2003, the District Court hearing the Litigation referred the matter to mediation before a magistrate judge. The mediation took place on March 28, 2003. The mediation involves all claims involved in the Litigation, as well as, the Fourth Party Complaint indemnification claims brought by the Edison Directors against the Company and EBS Litigation pursuant to indemnification provisions in the Debtor’s Amended Joint Plan or Reorganization. There can be no assurances as to the outcome of any of the claims as a result of the mediation, or the liability of the Company, if any.

As mentioned above, the Fourth Party Complaint was also referred to Mediation. The Mediation was continued at a mediation conference on August 11, 2003. The mediation process concluded with the parties reaching a proposed settlement. On January 29, 2004, Judge Robinson in the U.S. District Court for the District of Delaware approved the notice of settlement. The notice of pendency of class action settlement was mailed to the members of the class on February 12, 2004. The hearing on the proposed settlement is set for March 31, 2004 at 4:00 p.m. in Courtroom No. 6B at the United States Courthouse for the District of Delaware. There can be no assurances as to the outcome of the Mediation, or the liability of the Company, if any.

As of December 31, 2003, the balance in the Company’s operating account was $1,231,275. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

ITEM 2—PROPERTIES

The Company does not own or lease any property.

ITEM 3—LEGAL PROCEEDINGS

Other than the proceedings described in Item 1 of this Annual Report on Form 10-K, the Company is not involved in any legal proceedings.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to holders of Membership Units for vote during the fiscal year ended December 31, 2003.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company’s Class A Membership Units. As of December 31, 2003, there were 2,049 certificated holders of record of the Class A Membership Units. See Item 12 — “Security Ownership of Certain Beneficial Owners and Management” for more information.

ITEM 6—SELECTED FINANCIAL DATA

The following table sets forth selected financial information of the Company as of and for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997 since the Inception Date. The selected financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997 has been derived from the Company’s financial statements, which were audited by Rubin, Brown, Gornstein & Co., LLP. The following information should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” presented below.

	Year ended December 31, 2003	Year ended December 31, 2002		Year ended December 31, 2001	Year ended December 31, 2000	Year ended December 31, 1999	Year ended December 31, 1998		Period ended December 31, 1997(1)
Operating Statement Data:
Interest income	14,513	30,000		67,172	103,917	80,314	321,488		0
General and administrative expenses	206,267	209,380		144,429	212,141	219,450	256,064		51,910
Net income (loss)	648,107	1,772,220		(77,257)	(108,224)	(139,136)	65,424		(51,910)
Distribution per Class A Membership Unit	0	0.15	(3)	0	0	0	4.23	(2)	0

Balance Sheet Data (at period end):
Cash	2,768,314	2,013,708		1,898,904	1,907,334	1,869,218	1,786,927		0
Interest receivable	428	1,810		3,278	9,202	7,436	14,313		0
Due from Edison	0	0		0	0	0	0		43,985,315
Total assets	2,768,929	2,015,654		1,902,182	1,916,536	1,876,654	1,801,240		43,985,315
Distribution payable	37,039	37,039		262,057	262,057	225,018	0		0
Accrued expenses	496,564	391,396		283,736	220,833	109,766	120,234		51,910
Members’ equity	2,235,326	1,587,219		1,356,389	1,433,646	1,541,870	1,681,006		43,933,405

(1)	The Company’s inception date was September 25, 1997.
(2)	This represents an average distribution made per Class A Membership Unit during the year. Actual distributions to Class A Membership Unit holders may differ. The following includes a detailed discussion of the distributions made during the year. During February 1998, the Company distributed $39.4 million of the initial proceeds received from Edison to the holders of the 9,338,601 Class A Membership Units that were outstanding at the date of distribution. During June 1998, the Company distributed $0.6 million of reserved amounts to the holders of the 128,337 Class A Membership Units that were distributed in June 1998. During November and December 1998, Edison exchanged a total of 533,062 Class B Membership Units for 533,062 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims that had not previously received Class A Membership Units. On December 31, 1998, the Company distributed $2.3 million of reserved amounts to holders of the Class A Membership Units of record that were distributed in exchange for Class B Membership Units in November and December 1998.
(3)	As mentioned in Item 1, on May 31, 2002, the Company distributed 1.5 million to holders of Class A Membership Units.

ITEM 7—DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On January 23, 1998, the Company received from Edison the Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the year ended December 31, 2003, the Company recognized $14,513 of interest income. During the year ended December 31, 2002, the Company recognized $30,000 of interest income. During the year ended December 31, 2001, the Company recognized $67,172 of interest income. During the year ended December 31, 2000, the Company recognized $103,917 of interest income. During the year ended December 31, 1999, the Company recognized $80,314 of interest income. During the year ended December 31, 1998, the Company recognized $321,488 of interest income. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve (described below), (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s general and administrative expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company’s lawyers, accountants and auditors. The Company had expenses of $206,267, $209,380, $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to obtain the pension plan tax reserve from Edison.

The Company and EBS Litigation, L.L.C. (another limited liability company formed pursuant to the Plan) have agreed to indemnify the Debtors and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by EBS Litigation, L.L.C. (other than with respect to any Unresolved Avoidance Claims (as defined in the Plan) that EBS Litigation, L.L.C. may have against such persons other than in their capacities as officers, directors or employees of the Debtors. Pursuant to the Plan, the Company established the Litigation Reserve ($1.5 million) from the Pension Plan Proceeds for the benefit of these indemnified persons, to pay their costs and expenses incurred in defending the LLC Related Claims (as defined in the Plan). Payment of such cost and expenses must first be sought from any applicable officers’ and directors’ insurance policy and then from the Indemnification Reserve. The Company’s indemnification liability is limited to the amount of the Litigation Reserve, i.e. an aggregate of $1.5 million. Although to date there has not been any indemnification claim, there can be no assurance such a claim will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Company Assets.

At December 31, 2003, the Company had cash and cash equivalents of approximately $2.8 million. At December 31, 2002, the Company had cash and cash equivalents of approximately $2.0 million. At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

ITEM 8—FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Members

EBS Pension, L.L.C.

St. Louis, Missouri

We have audited the accompanying balance sheets of EBS Pension, L.L.C., a Delaware limited liability company, as of December 31, 2003 and 2002 and the related statements of operations, changes in members’ equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EBS Pension, L.L.C. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co., LLP
Rubin, Brown, Gornstein & Co., LLP

March 2, 2004

St. Louis, Missouri

EBS Pension, L.L.C.

Statements of Operations

For the Years Ended December 31, 2003, 2002 and 2001

	For the years ended December 31,
	2003	2002	2001
Income:
Litigation income	$839,861	$1,951,600	$—
Interest	14,513	30,000	67,172

Total income	$854,374	$1,981,600	$67,172

Expenses:
Manager fees	$50,000	$50,000	$50,004
Transfer agent and administration fees	48,264	50,431	38,400
Accounting fees	47,938	45,854	30,000
Legal fees	54,775	59,183	23,666
Other	5,290	3,912	2,359

Total expenses	206,267	209,380	144,429

Net income (loss)	$648,107	$1,772,220	$(77,257)

Net income (loss) per membership unit – basic and diluted	$0.065	$0.177	$(0.008)

The accompanying notes are an integral part of these financial statements.

EBS Pension, L.L.C.

Balance Sheets

December 31, 2003 and 2002

	December 31,
	2003	2002
Assets
Cash and cash equivalents
Available for general operations	$1,231,275	$476,669
Returned member distributions	37,039	37,039
Available for anticipated cost of legal indemnification of officers	1,500,000	1,500,000
Interest receivable	428	1,810
Prepaid expenses	187	136

Total assets	$2,768,929	$2,015,654

Liabilities
Distribution payable	$37,039	$37,039
Accrued expenses	496,564	391,396

Total liabilities	533,603	428,435

Commitments and contengencies (Note 6)

Members’ equity:
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at December 31, 2003 and 2002)	—	—
Paid-in capital	1,667,492	1,667,492
Retained earnings (deficit)	567,834	(80,273)

Total members’ equity	2,235,326	1,587,219

Total liabilities and members’ equity	$2,768,929	$2,015,654

The accompanying notes are an integral part of these financial statements.

EBS Pension, L.L.C.

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2003, 2002 and 2001

	Class A Membership Units	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2000	10,000,000	$1,667,492	$(233,846)	$1,433,646
Net loss	—	—	(77,257)	(77,257)

Balance, December 31, 2001	10,000,000	1,667,492	(311,103)	1,356,389
Net income	—	—	1,772,220	1,772,220
Capital distribution	—	—	(1,541,390)	(1,541,390)

Balance, December 31, 2002	10,000,000	1,667,492	(80,273)	1,587,219
Net income	—	—	648,107	648,107

Balance, December 31, 2003	10,000,000	$1,667,492	$567,834	$2,235,326

The accompanying notes are an integral part of these financial statements.

EBS Pension, L.L.C.

Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	For the years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$648,107	$1,772,220	$(77,257)
Reconciliation of net income (loss) to cash flows provided by (used in) operating activities:
Increase in prepaid expenses	(51)	(136)	—
Decrease in interest receivable	1,382	1,468	5,924
Increase in accrued expenses	105,168	107,660	62,903

Cash flows provided by (used in) operating activities	754,606	1,881,212	(8,430)

Cash flows provided by financing activities:
Capital distributions	—	(1,541,390)	—
Escheatment payments	—	(225,018)	—

Cash flows used in financing activities	—	(1,766,408)	—
Net increase (decrease) in cash and cash equivalents	754,606	114,804	(8,430)
Cash and cash equivalents at beginning of period	2,013,708	1,898,904	1,907,334

Cash and cash equivalents at end of period	$2,768,314	$2,013,708	$1,898,904

The accompanying notes are an integral part of these financial statements.

EBS Pension, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

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

Section 1.4 of the Company’s Members Agreement originally limited the Company’s existence to three years, subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2000, the Bankruptcy Court granted the Company’s motion to extend the existence of the Company for an additional two-year term. In September 2002, the Company filed a motion with the Bankruptcy Court to reopen the bankruptcy case of Edison for the limited purpose of extending the term of the Company. The Court approved the motion at that time, extending the existence of the Company for an additional two-year term.

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

Basis of Presentation

These financial statements include the accounts of the Company for the years ended December 31, 2003, 2002, and 2001.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held in an account in the Company’s name at a highly-rated financial institution, along with U.S. Treasury Securities purchased and held in the Company’s name.

The Company’s cash and cash equivalents, excluding the $37,039 of returned member distributions, plus any portion of Pension Plan Tax Reserve that may ultimately be received by the Company, will be used for general operations and for the anticipated cost of legal indemnification of the officers of Edison as contemplated by the Members’ Agreement and for collecting the Pension Plan Tax Reserve from Edison. Any amounts not used for these purposes will be made available for future distributions to holders of Class A Membership Units.

EBS Pension, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

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

4. Members’ Equity

On September 25, 1997, Edison transferred the right to receive the net cash proceeds from the termination of the Pension Plan in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. The Net Pension Plan Proceeds (as defined by the Plan of Reorganization or the “Plan”) amounted to $43.9 million at December 31, 1997 and were due from Edison at that date. Pursuant to the Plan, an additional amount of $5.74 million for the Pension Plan Tax Reserve is being held by Edison to satisfy certain fees and tax liabilities of Edison. The Plan further provided that upon receipt of a private letter ruling (the “Tax Ruling”) from the Internal Revenue Service (the “IRS”) indicating that no tax liability existed necessitating release of funds from the Pension Plan Tax Reserve, that Edison should remit such funds to the Company. On September 28, 1998, the IRS issued the Tax Ruling. See Note 6 hereof for further discussion of the Pension Plan Tax Reserve.

On December 12, 1997, in accordance with the Members Agreement and the Plan, Edison exchanged 9,058,041 Class B Membership Units for 9,058,041 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims (as defined in the Plan).

During 1998, Edison paid $43.9 million to the Company in satisfaction of the Company’s receivable recorded at December 31, 1997. Of this amount, $42.3 million was distributed to Class A Members during 1998, $1.5 million is retained for the anticipated cost of legal indemnification of the officers of Edison, and the remaining amount was retained for other anticipated expenses expected to be incurred by the Company.

During 1998, Edison exchanged 942,238 Class B Membership Units for 942,238 Class A Membership Units of the Company and simultaneously distributed such units to holders of Allowed General Unsecured Claims.

EBS Pension, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

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

On April 17, 2002, the Company received the cash settlement of $1,951,600. On May 31, 2002, the Company distributed $1,541,390 to holders of Class A Membership Units.

5. Related Parties

The Manager of the Company is the same financial institution that holds the Company’s cash and cash equivalents.

6. Commitments and Contingencies

On March 9, 1999, Edison filed for protection under Chapter 11 of the Bankruptcy Code (the ”Petition Date”). Prior to the Petition Date, Edison had not yet released the Pension Plan Tax Reserve to the Company. Therefore, Edison’s Chapter 11 filing may have a materially adverse impact on the collectibility of the Pension Plan Tax Reserve discussed in the first paragraph of Note 4 above. The Company has continued to pursue the receipt of these proceeds, however no judgment as to the amount, if any, to be received has been made at this time, except for the $1,951,600 discussed in Note 4.

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

On or about April 28, 2000, the Debtors filed a Motion for an Order Directing the Appointment of a Chapter 11 Trustee Pursuant to Section 1104 of the Bankruptcy Code. The Bankruptcy Court conducted a hearing on this motion on May 16, 2000 and then entered an Order approving it shortly thereafter. On May 30, 2000, the United States trustee for the District of Delaware applied for an order appointing a Chapter 11 Trustee (the “Chapter 11 Trustee”) in the Debtors’

EBS Pension, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

Chapter 11 cases. The Bankruptcy Court granted the application on the same day. Thereafter, on June 16, 2000, the Chapter 11 Trustee filed a Motion to Convert Case to Chapter 7 Pursuant to Sections 1112(a) and (b) of the Bankruptcy Code, which motion was approved by order of the Bankruptcy Court dated July 5, 2000.

On October 17, 2000, the Debtors and the Company stipulated to a schedule pursuant to which they would each submit to the Bankruptcy Court a motion for entry of judgment with respect to the Complaint (the “Scheduling Stipulation”). The Scheduling Stipulation also provided that each party would be permitted to submit an answer brief and a subsequent reply brief. Further, under the Scheduling Stipulation, the parties waived their right to request an oral argument on their respective motions for judgment. The parties filed and served the appropriate pleadings in accordance with the Scheduling Stipulation. On October 11, 2001, the Bankruptcy Court concluded that the Company could not establish a nexus between the alleged trust and the assets sought by the Company.

On May 29, 2002, the Chapter 7 Trustee of Edison (the “Trustee”) filed a Motion in the Bankruptcy Court for an Order Approving, among other things, the sale of shares of Principal Financial Group, Inc. stock (the “Principal Stock”), free and clear of all liens, claims and encumbrances (the “Motion”). On June 11, 2002, the Company filed a limited objection (the ”Limited Objection”) to the Motion. In the Limited Objection, the Company sought to preserve its rights, if any, with respect to the Principal Stock or the proceeds thereof. On June 18, 2002, the Bankruptcy Court granted the Motion as provided in the Order subject to the Company’s Limited Objection. The Bankruptcy Court indicated that the proceeds of the sale of the Principal Stock were to be held by the Trustee in a segregated account subject to further order of the Bankruptcy Court and the Company’s right to assert an interest in said proceeds.

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

EBS Pension, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

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

As mentioned above, the Fourth Party Complaint was also referred to Mediation. The Mediation was continued at a mediation conference on August 11, 2003. The mediation process concluded with the parties reaching a proposed settlement. On January 29, 2004, Judge Robinson in the U.S. District Court for the District of Delaware approved the notice of settlement. The notice of pendency of class action settlement was mailed to the members of the Class on February 12, 2004. The hearing on the proposed settlement is set for March 31, 2004 at 4:00 p.m. in Courtroom No. 6B at the United States Courthouse for the District of Delaware. There can be no assurances as to the outcome of the Mediation, the approval of the proposed settlement or the liability of the Company, if any.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has no directors and the Manager, Wells Fargo Bank, N.A., acts as the Company’s sole executive officer. The Manager may resign at any time or be removed by the Designation Members (defined below), with or without cause, at any time, such resignation or removal to be effective upon the appointment of a successor Manager. In the event of the resignation or removal of the Manager, the Designation Members may appoint a successor Manager that is not affiliated with Edison. If such appointment does not occur within 90 days, the Manager may petition the Bankruptcy Court for the appointment of a successor Trustee. The “Designation Members” means the three Members who, at the applicable date for any action to be taken by Designation Members, constitute the holders of record of the three largest amounts of Class A Membership Units provided that (1) affiliated persons are treated as a single person for these purposes; (2) no affiliate of Edison may be a Designation Member; and (3) any person may notify the Company that it does not wish to be a Designation Member. See Item 1 — Business “Administration and Manager” for further discussion.

ITEM 11—EXECUTIVE COMPENSATION

The Manager is to receive reasonable compensation for services rendered to and on behalf of the Company, as well as reimbursement for the reasonable expenses incurred in connection with the performance of its duties under the Members Agreement. With respect to services rendered during the year ended December 31, 2003, the Company accrued expenses of approximately $50,000 for services rendered by, and reimbursements due to, the Manager.

With respect to services rendered during the year ended December 31, 2003, 2002, 2001, 2000 and 1999, the Company accrued expenses of approximately $50,000 for services rendered by, and reimbursements due to, the Manager. With respect to services rendered during the year ended December 31, 1998, the Company paid approximately $64,000 for services rendered by, and reimbursements due to, the Manager. With respect to services rendered from the Inception Date to December 31, 1997, the Company did not accrue for such services rendered by the Manager, as this amount was not yet determined.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the certificated ownership of the Company’s Class A Membership Units of persons owning more than five percent of the outstanding Class A Membership Units as of December 31, 2003. The Manager of the Company owns 115 Class A Membership Units.

Name and Address of Certificated Owner	Number of Class A Membership Units	Nature of Certificated Ownership	Percent
Swiss Bank Corporation	1,603,998	Sole Voting/Investment	16.0%

Citibank, N.A.	841,524	Sole Voting/Investment	8.4%

Loeb Partners Corporation	1,184,616	Sole Voting/Investment	11.8%

Caspian Capital Partners, LP	701,156	Sole Voting Investment	7.0%

Contrarian Capital Advisors, L.L.C.	746,758	Sole Voting/Investment	7.47%

Morgens Waterfall Overseas Partners	657,578	Sole Voting/Investment	6.6%

Morgens, Waterfall, Vintiadis & Co., Inc., et al	1,031,332	Sole Voting/Investment	10.3%

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Manager of the Company is the same financial institution that holds the Company’s cash and cash equivalents.

ITEM 14—CONTROLS AND PROCEDURES

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

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.	The following financial statements and the report thereon of Rubin, Brown, Gornstein & Co., LLP are included in Item 8 of this report:

Report of Independent Public Accountants

Balance Sheets as of December 31, 2003 and 2002

Statements of Operations for the Years Ended December 31, 2003, 2002, and 2001

Statements of Changes in Members’ Equity for the Years Ended December 31, 2003, 2002, and 2001

Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001

Notes to Financial Statements

2.	Financial Statement Schedules:

All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements and notes thereto.

(b)	Reports on Form 8-K.

On November 14, 2003, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibits

Exhibit Number	Description

2.1*	Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.

3.1*	EBS Pension, L.L.C. Certificate of Formation

3.2*	EBS Pension, L.L.C. Membership Agreement

32	Certifications

*	Incorporated by reference to the Company’s Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No.000-24713).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 30, 2004	EBS PENSION, L.L.C.
(Registrant)

	By:	WELLS FARGO BANK, N.A., in its capacity as Manager of EBS Pension, L.L.C.

		By:	/s/ Lon P. LeClair
Lon P. LeClair
Vice President

Exhibit Index

Exhibit Number	Description	Location

2.1*	Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.	Incorporated by reference

3.1*	EBS Pension, L.L.C. Certificate of Formation	Incorporated by reference

3.2*	EBS Pension, L.L.C. Membership Agreement	Incorporated by reference

32	Certifications	Filed herewith

*	Incorporated by reference to the Company’s Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No. 000-24713)