Form 10-Q
period 2004-03-31
EBS PENSION LLC
filed 2004-05-14
CIK 1065923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

At May 1, 2004 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EBS PENSION, L.L.C.

Statements of Operations

For the Three Month Periods

Ended March 31, 2004 and 2003

	2004	2003
Income
Litigation income	$265,234	$—
Interest	1,708	$3,889

Total Income	$266,942	$3,889

Expenses
Manager fees	$12,500	$12,500
Transfer agent and administration fees	9,500	9,500
Accounting fees	14,080	5,375
Legal fees	636	1,814
Insurance	70	51
Total expenses	36,786	29,240

Net income (loss)	$230,156	$(25,351)

Net income (loss) per membership unit—basic and diluted	$0.023	$(0.003)

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Balance Sheets

March 31, 2004 and December 31, 2003

	March 31, 2004 (unaudited)	December 31, 2003
Assets
Cash and cash equivalents
Available for general operations	$1,497,679	$1,231,275
Returned member distributions	37,039	37,039
Available for anticipated cost of legal indemnification of officers	1,500,000	1,500,000
Interest receivable	583	428
Prepaid expenses	117	187

Total assets	$3,035,418	$2,768,929

Liabilities
Distribution payable	$37,039	37,039
Accrued expenses	532,897	496,564

Total liabilities	569,936	533,603

Commitments and contingencies (Note 6)

Members’ equity
Membership Units (Class A—10,000,000 authorized, issued and outstanding at March 31, 2004 and December 31, 2003)	—	—
Paid-in capital	1,667,492	1,667,492
Retained earnings (deficit)	797,990	567,834

Total members’ equity	2,465,482	2,235,326

Total liabilities and members’ equity	$3,035,418	$2,768,929

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statements of Changes in Members’ Equity

For the Periods Ended

March 31, 2004 and December 31, 2003

	Class A Membership Units	Paid in Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2002	10,000,000	$1,667,492	$(80,273)	$1,587,219
Net income	—	—	648,107	648,107
Balance, December 31, 2003	10,000,000	1,667,492	567,834	2,235,326
Net income (unaudited)	—	—	230,156	230,156

Balance, March 31, 2004 (unaudited)	10,000,000	$1,667,492	$797,990	$2,465,482

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003

	2004 (unaudited)	2003 (unaudited)
Cash flows from operating activities:
Net income (loss)	$230,156	$(25,351)
Reconciliation of net income (loss) to cash flows provided by (used in) operating activities:
Decrease in prepaid expenses	70	51
(Increase) decrease in interest receivable	(155)	540
Increase in accounts payable	—	4,500
Increase in accrued expenses	36,333	12,071

Cash flows provided by (used in) operating activities	266,404	(8,189)

Cash flows from financing activities:
Escheatment payments	—	(259)

Cash flows used in financing activities	—	(259)
Net increase (decrease) in cash and cash equivalents	266,404	(8,448)
Cash and cash equivalents at beginning of period	2,768,314	2,013,708

Cash and cash equivalents at end of period	$3,034,718	$2,005,260

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Notes to Financial Statements

March 31, 2004 and December 31, 2003

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

Basis of Presentation

These financial statements include the accounts of the Company for the periods from January 1, 2003 through December 31, 2003, January 1, 2003 through March 31, 2003 (unaudited) and January 1, 2004 through March 31, 2004 (unaudited).

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

March 31, 2004 and December 31, 2003

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

March 31, 2004 and December 31, 2003

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

On or about April 28, 2000, the Debtors filed a Motion for an Order Directing the Appointment of a Chapter 11 Trustee Pursuant to Section 1104 of the Bankruptcy Code. The Bankruptcy Court conducted a hearing on this motion on May 16, 2000 and then entered an Order approving it shortly thereafter. On May 30, 2000, the United States trustee for the District of Delaware applied for an order appointing a Chapter 11 Trustee (the “Chapter 11 Trustee”) in the Debtors’ Chapter 11 cases. The Bankruptcy Court granted the application on the same day. Thereafter, on June 16, 2000, the Chapter 11 Trustee filed a Motion to Convert Case to Chapter 7 Pursuant to Sections 1112(a) and (b) of the Bankruptcy Code, which motion was approved by order of the Bankruptcy Court dated July 5, 2000.

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

March 31, 2004 and December 31, 2003

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

On November 14, 2002, Alan M. Jacobs, the Pension Plan’s Trustee, filed a motion (the “9019 Motion”) pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure in the Bankruptcy Court requesting that the court approve a settlement and release agreement (the “Principal Stock Settlement Agreement”) by and between the Trustee and the Company. The Principal Stock Settlement Agreement contemplates that in exchange for mutual releases between the Trustee, on behalf of the Debtors, and the Company with regard to the Principal Stock, the Trustee, on behalf of the Debtors, will distribute thirty percent (30 percent) of the net cash proceeds from the sale of the Principal Stock to the Company. The Principal Stock Settlement Agreement also contemplates the Company paying its pro rata share of any taxes, if any, assessed in connection with the sale of the Principal Stock. Mr. Bernard Edison (“Mr. Edison”) filed an objection to the 9019 motion. The Bankruptcy Court heard the motion, the objection and the evidence on January 8, 2003. Based upon the evidence presented, the Bankruptcy Court granted the Trustee’s 9019 Motion and approved the Principal Stock Settlement Agreement in full.

Mr. Edison appealed (the “Appeal”) the Bankruptcy Court’s order approving the Principal Stock Settlement Agreement on January 31, 2003, and thereafter filed a Statement of Issue on February 27, 2003. On March 18, 2003, the Trustee filed a motion (the “Second 9019 Motion”) pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure in the Bankruptcy Court requesting that the court approve a settlement and release agreement (the “Second Principal Stock Settlement Agreement”) by and between the Trustee and Mr. Edison. The Second Principal Stock Settlement Agreement contemplates that in exchange for a) mutual releases between the Trustee, on behalf of the Debtors, and Mr. Edison and b) the withdrawal by Mr. Edison of the Appeal, the Trustee will pay Mr. Edison $40,000. The Bankruptcy Court approved the Second 9019 Motion on April 9, 2003. On April 30, 2003, the Company received a check from the Trustee in the amount of $839,861 for settlement and release between the Trustee and the Company.

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

Prior to the Litigation being filed, in February 2003, the District Court hearing the Litigation referred the matter to mediation before a magistrate judge. The mediation took place on March 28, 2003. The mediation involved all

EBS PENSION, L.L.C.

Notes to Financial Statements

March 31, 2004 and December 31, 2003

claims involved in the Litigation, as well as, the Fourth Party Complaint indemnification claims brought by the Edison Directors against the Company and EBS Litigation pursuant to indemnification provisions in the Debtor’s Amended Joint Plan or Reorganization.

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the Litigation. The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against the defendant class. The District Court’s Order and Final Judgment provides for releases of all Third-party claims and Fourth-party claims brought in the Litigation. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster share received in the dividend, with $.50 per share going to defray the litigation costs and fees incurred by the Class Representatives on behalf of the defendant class, and the remaining 4.50 per share being paid to the Company. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the class in excess of $1.8 million dollars. To our knowledge, the contingencies have been met and no members of the Defendant Class have opted out of the settlement.

As of December 31, 2003, the balance in the Company’s operating account was $1,246,658. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2003 through March 31, 2003 (unaudited), January 1, 2004 through March 31, 2004 (unaudited), and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2003. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On January 23, 1998, the Company received from Edison, Pension Plan Proceeds totaling approximately $43.9 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998, the Company recognized $14,513, $30,000, $67,172, $80,314 and $321,488 of interest income, respectively. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the three month periods ended March 31, 2004 and 2003, the Company recognized $1,708 and $3,889 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve, (3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s general and administrative expenses consist primarily of fees payable to the Manager, the Registar, Transfer Agent and Paying Agent, and the Company’s lawyers, accountants, and auditors. The Company had expenses of $206,267, $209,380, $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. During the three month periods ended March 31, 2004 and 2003, the Company had expenses of $36,786 and $29,240, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in defending claims in connection with the Fourth Party Complaint (discussed below).

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

At December 31, 2003, the Company had cash and cash equivalents of approximately $2.8 million. At December 31, 2002, the Company had cash and cash equivalents of approximately $2.0 million. At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At March 31, 2004, the Company had cash and cash equivalents of approximately $3.0 million, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

Prior to the Litigation being filed, in February 2003, the District Court hearing the Litigation referred the matter to mediation before a magistrate judge. The mediation took place on March 28, 2003. The mediation involved all claims involved in the Litigation, as well as, the Fourth Party Complaint indemnification claims brought by the Edison Directors against the Company and EBS Litigation pursuant to indemnification provisions in the Debtor’s Amended Joint Plan or Reorganization.

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the Litigation. The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against the defendant class. The District Court’s Order and Final Judgment provides for releases of all Third-party claims and Fourth-party claims brought in the Litigation. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster share received in the dividend, with $.50 per share going to defray the litigation costs and fees incurred by the Class Representatives on behalf of the defendant class, and the remaining 4.50 per share being paid to the Company. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the class in excess of $1.8 million dollars. To our knowledge, the contingencies have been met and no members of the Defendant Class have opted out of the settlement.

As of December 31, 2003, the balance in the Company’s operating account was $1,246,658. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

Quarterly Comparison

Three Months ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total income for the three months ended March 31, 2004, was $266,942 compared to $3,889 for the three months ended March 31, 2003. This increase is due to the increase in litigation income.

Total expenses increased $7,546 due primarily to the increase in accounting fees.

Item 4.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. As of March 31, 2004 an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

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

On March 30, 2004, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBS PENSION, L.L.C. By: WELLS FARGO BANK, N.A., in its capacity as Manager of EBS Pension, L.L.C.

By:	/S/ LON P. LECLAIR

Lon P. LeClair Vice President

Date: May 14, 2004