Form 10-Q/A
period 2004-03-31
EBS PENSION LLC
filed 2004-05-20
CIK 1065923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment Number 1 to

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

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the Litigation. The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against the defendant class. The District Court’s Order and Final Judgment provides for releases of all Third-party claims and Fourth-party claims brought in the Litigation. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster share received in the dividend, with $.50 per share going to defray the litigation costs and fees incurred by the Class Representatives on behalf of the defendant class, and the remaining 4.50 per share being paid to EBS Litigation. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the class in excess of $1.8 million dollars. To our knowledge, the contingencies have been met and no members of the Defendant Class have opted out of the settlement.

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

The Company’s expenses consist primarily of fees payable to the Company’s lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately $363,000, $691,000, $442,000, $489,000, $299,000, $671,000 and $176,000, for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, respectively. During the three month periods ended March 31, 2004 and 2003, the Company had expenses of approximately $85,751 and $59,308, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

Pursuant to Section 5.1(f) of the Plan, the Company and EBS Pension have agreed to indemnify the Debtors (as defined in the Plan) and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by the Company (other than with respect to any Unresolved Avoidance Claims that the Company may have against such persons other than in their capacities as officers, directors or employees of the Debtors). Indemnification must first be sought from any applicable officers’ and directors’ insurance policy, and then from the $1.5 million reserve (the “Reserve”) established by EBS Pension L.L.C. (“EBS Pension”). As is discussed below, the former and current directors of Dave & Busters, Inc. (the “D&B Third-party Defendants”) have filed an indemnification claim seeking recovery from the Reserve. There can be no assurance of the merits of such claim or the amount, if any, that the D&B Third-party Defendants will be able to recover. There can be no assurance that additional such claims will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Company’s assets.

At December 31, 2003, 2002, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $1.1 million, $778,000, $ 1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. At March 31, 2004, the Company had cash and cash equivalents of approximately $965,254. During 2003, 2002, 2001 and 2000, the Company did not make any distributions to holders of Class A Membership Units. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. During 1997, the Company did not make any distributions to holders of Class A Membership Units. The Company made no distributions during the three month period ending March 31, 2004. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the term of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

The Company’s lawyers completed third-party discovery, including depositions of former officers and directors of Edison, and third-party discovery closed on March 31, 2000, pursuant to court order. On or about March 29, 2000, the Class Representatives (D&B Stock is held by approximately 2,500 different individuals and entities (the “Class”) The Class includes Barclays Global Investors, N.A., Greentree Partners, and Greenway Partners, which are referred to herein as the “Class Representatives.”) filed a third-party complaint against former directors of Edison (the “Edison Third-party Defendants”) and against the D&B Third-party Defendants (collectively with Edison Third Party Defendants, the “Third-party Defendants”). The complaint purports to allege claims for breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, and for contribution or “subrogation.” Because these claims might have implicated the indemnification provisions described above, the claims were reviewed in detail by the Company’s lawyers, and found to be without substantial merit.

In June 2000, the Third-party Defendants each filed a motion to dismiss the third-party complaints against them (“Motions to Dismiss”). The Company filed a joinder in those Motions to Dismiss. On August 21, 2000, the Court held a hearing on the Motions to Dismiss and other matters. By Order dated as of August 28, 2000, the Court granted the Motions to Dismiss in part, and denied them in part. The Court dismissed the breach of fiduciary duty claims and the related claims for aiding and abetting breach of fiduciary duty, finding the claims, if any, barred by the statute of limitations. However, the Court denied the Motion to Dismiss the purported contribution and/or “subrogation” claim. Because of certain inconsistencies in the Court’s rulings, the Third-party Defendants moved for clarification, reconsideration, or in the alternative, interlocutory (immediate) appeal (“Motions for Reconsideration”). The Company filed a limited joinder in those Motions for Reconsideration, and the Class filed its opposition. The Court granted the motion for interlocutory appeal.

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

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the Litigation. The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against the defendant class. The District Court’s Order and Final Judgment provides for releases of all Third-party claims and Fourth-party claims brought in the Litigation. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster share received in the dividend, with $.50 per share going to defray the litigation costs and fees incurred by the Class Representatives on behalf of the defendant class, and the remaining 4.50 per share being paid to EBS Litigation. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the class in excess of $1.8 million dollars. To our knowledge, the contingencies have been met and no members of the Defendant Class have opted out of the settlement.

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

Quarterly Comparison

Three Months ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total income for the three months ended March 31, 2004, was $266,942 compared to $3,889 for the three months ended March 31, 2003. This increase is due to payments received from the Trustee pursuant to the terms of the Second Principal Stock Settlement Agreement.

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

* Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 10 originally filed with the SEC on July 29, 1998 (SEC File No. 000-24711).

(b) Reports on Form 8-K

On April 8, 2004, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for disclosure of the District Court of Delaware’s approval of the Settlement of claims in the matter of EBS Litigation, L.L.C. v. Barclays Global Investors, N.A., et al. C.A. No 98-547 SLR (Dist. Del.)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBS PENSION, L.L.C. By: WELLS FARGO BANK, N.A., in its capacity as Manager of EBS Pension, L.L.C.

By:	/S/ LON P. LECLAIR

Lon P. LeClair Vice President

Date: May 14, 2004