Form 10-Q
period 2004-06-30
EBS PENSION LLC
filed 2004-08-16
CIK 1065923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At August 1, 2004 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EBS PENSION, L.L.C.

Statements of Operations

For the Three and Six Month Periods

Ended June 30, 2004 and 2003

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income
Litigation income	$—	$839,861	$265,234	$839,861
Interest	1,829	4,430	3,538	8,320

Total income	1,829	844,291	268,772	848,181

Expenses
Manager fees	12,500	12,500	25,000	25,000
Transfer agent and settlement administration fees	9,500	9,500	19,000	19,000
Legal fees	4,101	256	4,737	2,070
Accounting fees	7,500	13,450	21,580	18,826
Insurance fees	—	51	—	102
Other	2,720	1,901	2,790	1,901

Total expenses	36,321	37,658	73,107	66,899

Net (loss) income	$(34,492)	$806,633	$195,665	$781,282

Net (loss) income per unit - basic and diluted	$(0.003)	$0.081	$0.020	$0.078

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Balance Sheets

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents
Available for general operations	$1,457,809	$1,231,275
Returned member distributions	37,039	37,039
Available for anticipated cost of legal indemnification of officers	1,500,000	1,500,000
Interest receivable	658	428
Prepaid expenses	47	187

Total assets	$2,995,553	$2,768,929

Liabilities
Distribution payable	37,039	37,039
Accrued expenses	527,523	496,564

Total liabilities	564,562	533,603

Members’ equity
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at June 30, 2004 and December 31, 2003)
Paid-in capital	1,667,492	1,667,492
Retained earning	763,499	567,834

Total members’ equity	2,430,991	2,235,326

Total liabilities and members’ equity	$2,995,553	$2,768,929

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statements of Changes in Members’ Equity

For the Periods Ended

June 30, 2004 and December 31, 2003

	Class A Membership Units	Paid In Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2002	10,000,000	$1,667,492	$(80,273)	$1,587,219
Net income	—	—	648,107	648,107

Balance, December 31, 2003	10,000,000	1,667,492	567,834	2,235,326
Net income (unaudited)	—	—	195,665	195,665

Balance, June 30, 2004 (unaudited)	10,000,000	$1,667,492	$763,499	$2,430,991

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statements of Cash Flows

For the Three Months Ended June 30, 2004 and 2003

	For six months ended June 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$195,665	$781,282
Reconciliation of net income to cash flows provided by operating activities
Decrease in prepaid expenses	140	102
(Increase) decrease in interest receivable	(230)	256
Increase in accounts payable	—	12,893
Increase in accrued expenses	30,959	18,904

Cash flows from operations	226,534	813,437

Net increase in cash and cash equivalents
	226,534	813,437
Cash and cash equivalents at beginning of period	2,768,314	2,013,708

Cash and cash equivalents at end of period	$2,994,848	$2,827,145

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Notes to Financial Statements

June 30, 2004 and December 31, 2003

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

Basis of Presentation

These financial statements include the accounts of the Company for the periods from January 1, 2003 through December 31, 2003, January 1, 2003 through June 30, 2003 (unaudited), January 1, 2004 through June 30, 2004 (unaudited), April 1, 2003 through June 30, 2003 (unaudited), and April 1, 2004 through June 30, 2004 (unaudited).

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

June 30, 2004 and December 31, 2003

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

June 30, 2004 and December 31, 2003

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

EBS PENSION, L.L.C.

Notes to Financial Statements

June 30, 2004 and December 31, 2003

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

Mr. Edison appealed (the “Appeal”) the Bankruptcy Court’s order approving the Settlement Agreement on January 31, 2003, and thereafter filed a Statement of Issue on February 27, 2003. On March 18, 2003, the Trustee filed a motion (the “Second 9019 Motion”) pursuant to Rule 9019 of the Federal Rules of Bankruptcy Procedure in the Bankruptcy Court requesting that the court approve a settlement and release agreement (the “Second Principal Stock Settlement Agreement”) by and between the Trustee and Mr. Edison. The Second Principal Stock Settlement Agreement contemplates that in exchange for a) mutual releases between the Trustee, on behalf of the Debtors, and Mr. Edison and b) the withdrawal by Mr. Edison of the Appeal, the Trustee will pay Mr. Edison $40,000. The Bankruptcy Court approved the Second 9019 Motion on April 9, 2003. On April 30, 2003, the Company received a check from the Trustee in the amount of $839,861 for settlement and release between the Trustee and the Company. The Company and EBS Litigation, L.L.C. were served on March 28, 2003, with a Fourth-Party Complaint brought by the Third-Party Defendants, David B. Cooper, Jr., Julian I. Edison, Peter A. Edison, Jane Evans, Alan A. Sachs, Craig D. Schnuck, and Martin Sneider (collectively, the “Edison Directors”) in the matter of EBS Litigation, L.L.C. v. Barclays Global Investors, N.A., et al. C.A. No. 98-547 SLR (Dist. Del) (the “Litigation”). Briefly, the Litigation brought by EBS Litigation alleged that the Third-Party Plaintiffs were liable for the return of D&B stock received by them as a distribution from Edison in 1995. The Third-Party Plaintiffs subsequently brought a Third-Party claim in the Litigation alleging that if the Third-Party Plaintiffs were found liable then the Edison Directors are liable to the Third-Party Plaintiffs for all or a part of the recovery. The Fourth-Party Complaint brought by the Edison Directors alleges that if the Edison Directors are found liable in the Third-Party claim, then pursuant to Section 5.1(f) of the Plan establishing the Indemnification Reserve, the Company and EBS Litigation are liable to the Edison Directors for all costs and expenses the Edison Directors have incurred or will incur in connection with the Edison Director’s defense of the Third Party claim and with the prosecution of their Fourth Party Complaint.

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

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the Litigation. The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against the defendant class. The District Court’s Order and Final Judgment provides for releases of all Third-party claims and Fourth-party claims brought in the Litigation. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster share received in the dividend, with $.50 per share going to defray the litigation costs and fees incurred by the Class Representatives on behalf of the defendant class, and the remaining $4.50 per share being paid to the Company. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the class in excess of $1.8 million dollars. To our knowledge, the contingencies have been met and no members of the Defendant Class have opted out of the settlement.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2003 through June 30, 2003 (unaudited), January 1, 2004 through June 30, 2004 (unaudited), and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2003. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On January 23, 1998, the Company received from Edison, Pension Plan Proceeds totaling approximately $43.9 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2003, 2001, 2000, 1999 and 1998, the Company recognized $14,513, $30,000, $67,172, $80,314 and $321,488 of interest income, respectively. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the three month periods ended June 30, 2004 and 2003, the Company recognized $1,829 and $4,430 of interest income, respectively. During the six month periods ended June 30, 2004 and 2003, the Company recognized $3,538 and $8,320 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve, (3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s general and administrative expenses consist primarily of fees payable to the Manager, the Registrar, Transfer Agent and Paying Agent, and the Company’s lawyers, accountants, and auditors. The Company had expenses of $206,267, $209,380, $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. During the three month periods ended June 30, 2004 and 2003, the Company had expenses of $36,321 and $37,658, respectively. During the six month periods ended June 30, 2004 and 2003, the Company had expenses of $73,107 and $66,899, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in defending claims in connection with the Fourth Party Complaint (discussed below).

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

At December 31, 2003, the Company had cash and cash equivalents of approximately $2.8 million. At December 31, 2002, the Company had cash and cash equivalents of approximately $2.0 million. At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At June 30, 2004, the Company had cash and cash equivalents of approximately $2,994,848, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the Litigation. The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against the defendant class. The District Court’s Order and Final Judgment provides for releases of all Third-party claims and Fourth-party claims brought in the Litigation. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster share received in the dividend, with $.50 per share going to defray the litigation costs and fees incurred by the Class Representatives on behalf of the defendant class, and the remaining $4.50 per share being paid to the Company. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the class in excess of $1.8 million dollars. To our knowledge, the contingencies have been met and no members of the Defendant Class have opted out of the settlement.

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

Quarterly Comparison

Six Months ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total income for the six months ended June 30, 2004, was $268,772 compared to $848,181 for the six months ended June 30, 2003. This decrease is due primarily to the decrease in litigation income.

Total expenses increased $6,208 due primarily to the increase in accounting fees.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. As of June 30, 2004 an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

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

On August 13, 2004, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBS PENSION, L.L.C.

By:	WELLS FARGO BANK, N.A.,
in its capacity as Manager of EBS Pension, L.L.C.

By:	/s/ Jeffery T. Rose
Jeffery T. Rose Corporate Trust Officer

Date: August 13, 2004