Form 10-Q
period 2004-09-30
EBS PENSION LLC
filed 2004-11-15
CIK 1065923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

At October 1, 2004 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EBS PENSION, L.L.C.

Statements of Operations

For the Three and Nine Month Periods

Ended September 30, 2004 and 2003

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income
Litigation income	$—	$—	$265,234	$839,861
Interest	7,053	3,631	10,591	11,951

Total income	7,053	3,631	275,825	851,812

Expenses
Manager fees	12,500	12,500	37,500	37,500
Transfer agent and settlement administration fees	9,500	9,500	28,500	28,500
Legal fees	544	1,000	5,281	3,070
Accounting fees	7,500	10,170	29,080	28,996
Other	1,570	2,717	4,360	4,720

Total expenses	31,614	35,887	104,721	102,786

Net (loss) income	$(24,561)	$(32,256)	$171,104	$749,026

Net (loss) income per unit - basic and diluted	$(0.002)	$(0.003)	$0.017	$0.075

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Balance Sheets

September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents
Available for general operations	$1,460,540	$1,231,275
Returned member distributions	37,039	37,039
Available for anticipated cost of legal indemnification of officers	1,500,000	1,500,000
Interest receivable	2,449	428
Prepaid expenses	257	187

Total assets	$3,000,285	$2,768,929

Liabilities
Distribution payable	$37,039	$37,039
Accrued expenses	556,816	496,564

Total liabilities	593,855	533,603

Members’ equity
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at September 30, 2004 and December 31, 2003)
Paid-in capital	1,667,492	1,667,492
Retained earning	738,938	567,834

Total members’ equity	2,406,430	2,235,326

Total liabilities and members’ equity	$3,000,285	$2,768,929

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statements of Changes in Members’ Equity

For the Periods Ended

September 30, 2004 and December 31, 2003

	Class A Membership Units	Paid In Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2002	10,000,000	$1,667,492	$(80,273)	$1,587,219
Net income	—	—	648,107	648,107

Balance, December 31, 2003	10,000,000	1,667,492	567,834	2,235,326
Net income (unaudited)	—	—	171,104	171,104

Balance, September 30, 2004 (unaudited)	10,000,000	$1,667,492	$738,938	$2,406,430

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003

	For nine months ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$171,104	$781,282
Reconciliation of net income to cash flows
provided by operating activities
(Increase) decrease in prepaid expenses	(70)	102
(Increase) decrease in interest receivable	(2,021)	256
Increase in accounts payable	—	12,893
Increase in accrued expenses	60,252	18,904

Cash flows from operations	229,265	813,437

Net increase in cash and cash equivalents	229,265	813,437
Cash and cash equivalents at beginning of period	2,768,314	2,013,708

Cash and cash equivalents at end of period	$2,997,579	$2,827,145

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Notes to Financial Statements

September 30, 2004 and December 31, 2003

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

Section 1.4 of the Company’s Members Agreement originally limited the Company’s existence to three years, subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2000, the Bankruptcy Court granted the Company’s motion to extend the existence of the Company for an additional two-year term. In September 2002 and September 2004, the Company filed motions with the Bankruptcy Court to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. The Court approved the motions at the time each was made, extending the existence of the Company for two additional two-year terms.

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

Basis of Presentation

These financial statements include the accounts of the Company for the periods from January 1, 2003 through December 31, 2003, January 1, 2003 through September 30, 2003 (unaudited), January 1, 2004 through September 30, 2004 (unaudited), July 1, 2003 through September 30, 2003 (unaudited), and July 1, 2004 through September 30, 2004 (unaudited).

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

EBS PENSION, L.L.C.

Notes to Financial Statements

September 30, 2004 and December 31, 2003

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

EBS PENSION, L.L.C.

Notes to Financial Statements

September 30, 2004 and December 31, 2003

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

EBS PENSION, L.L.C.

Notes to Financial Statements

September 30, 2004 and December 31, 2003

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

The Company and EBS Litigation, L.L.C. (“EBS Litigation”) were served on March 28, 2003, with a Fourth Party Compliant brought by the Third-Party Defendants, David B. Cooper, Jr., Julian I. Edison, Peter A. Edison, Jane Evans, Alan A. Sachs, Craig D. Schnuck, and Martin Sneider (collectively, the “Edison Directors”) in the matter of EBS Litigation, L.L.C. v. Barclays Global Investors, N.A., et al. C.A. No. 98-547 SLR (Dist. Del) (the “Litigation”). Briefly, the Litigation brought by EBS Litigation alleged that the Third Party Plaintiffs were liable for the return of D&B stock received by them as a distribution from Edison in 1995. The Third-Party Plaintiffs subsequently brought a Third-Party claim in the Litigation alleging that if the Third-Party Plaintiffs were found liable then the Edison Directors are liable to the Third-Party Plaintiffs for all or a part of the recovery. The Fourth Party Compliant brought by the Edison Directors alleges that if the Edison Directors are found liable in the Third Party claim, then pursuant to Section 5.1(f) of the Plan establishing the Indemnification Reserve, the Company and EBS Litigation are liable to the Edison Directors for all costs and expenses the Edison Directors have incurred or will incur in

EBS PENSION, L.L.C.

Notes to Financial Statements

September 30, 2004 and December 31, 2003

connection with the Edison Director’s defense of the Third Party claim and with the prosecution of their Fourth Party Compliant.

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

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2003 through September 30, 2003 (unaudited), January 1, 2004 through September 30, 2004 (unaudited), and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2003. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

The Company’s general and administrative expenses consist primarily of fees payable to the Manager, the Registar, Transfer Agent and Paying Agent, and the Company’s lawyers, accountants, and auditors. The Company had expenses of $206,267, $209,380, $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. During the three month periods ended September 30, 2004 and 2003, the Company had expenses of $31,614 and $35,887, respectively. During the nine month periods ended September 30, 2004 and 2003, the Company had expenses of $104,721 and $102,786, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in defending claims in connection with the Fourth Party Complaint (discussed below).

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

At December 31, 2003, the Company had cash and cash equivalents of approximately $2.8 million. At December 31, 2002, the Company had cash and cash equivalents of approximately $2.0 million. At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At September 30, 2004, the Company had cash and cash equivalents of approximately $2,997,579, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

In September 2004, the Company filed a motion with the Bankruptcy Court to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. As mentioned above, Section 1.4 of the Company’s Members Agreement originally limited the Company’s existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2004, the Bankruptcy Court granted the Company’s motion to extend the existence of the Company for an additional two-year term.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

Quarterly Comparison

Nine Months ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total income for the nine months ended September 30, 2004, was $275,825 compared to $851,812 for the nine months ended September 30, 2003. This decrease is due primarily to the decrease in litigation income.

Total expenses increased $1,935 due primarily to the increases in accounting and legal fees.

Item 4.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. As of September 30, 2004 an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

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

On November 15, 2004, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBS PENSION, L.L.C.

By: WELLS FARGO BANK, N.A., in its capacity as Manager of EBS Pension, L.L.C.

By:	/S/ JEFFREY T. ROSE
Jeffrey T. Rose
Corporate Trust Officer

Date: November 15, 2004