Form 10-K
period 2004-12-31
EBS PENSION LLC
filed 2005-03-24
CIK 1065923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Registrant’s telephone number, including area code (612) 667-0337

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Membership Units

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

There is no aggregate market value of the registrant’s Class A Membership Units held by nonaffiliates of the registrant as of December 31, 2004. Book value of the registrant’s Class A Membership Units as of December 31, 2004 was approximately $2.4 million.

There were 10,000,000 Class A Membership Units outstanding as of March 15, 2005.

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

The Company was established pursuant to the Plan and the EBS Pension, L.L.C. Members Agreement (the “Members Agreement”). Under the Plan, each holder of an Allowed General Unsecured Claim (as defined in the Plan) against Edison was entitled to receive a distribution on account of such claims, which distribution included, among other things, the holder’s pro rata share of Class A Membership Units in the Company. The initial distribution date under the Plan occurred on or about December 12, 1997. Accordingly, in late December of 1997, holders of Allowed General Unsecured Claims began receiving membership certificates evidencing their ownership of Class A Membership Units in the Company. As of December 31, 2004 there were 10,000,000 Class A Membership Units and no Class B Membership Units of the Company issued and outstanding.

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

Administration and the Manager

The Company has no employees. The affairs of the Company are managed by the Manager. The Manager of the Company, as duly designated by the Official Committee of Unsecured Creditors appointed in the Debtors’ Chapter 11 Case (the “Creditors’ Committee”), is Wells Fargo Bank, N.A. (formerly known as, Wells Fargo Bank Minnesota, N.A.) (in such capacity, the “Manager”). As contemplated by the Members Agreement, the principal office of the Company is maintained at the principal office of the Manager, which is located at Sixth and Marquette: N9303-120, Minneapolis, Minnesota 55479, Attn: Jeffery T. Rose. The telephone number is (612) 667-0337.

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

Term of the Company; Dissolution

The Company’s existence was initially scheduled to terminate (unless dissolved earlier) in September 2002. However, the Manager (with the approval of Bankruptcy Court) extended the Company’s existence twice: until September 2004 and again until September 2006. At the end of this period, if the Company Assets have not been fully liquidated and distributed or all Disputed General Unsecured Claims (as defined in the Plan) have not been resolved then the Company’s existence may be extended for another two year period. The Company may also be earlier dissolved because of an adjudication of the Bankruptcy Court or because of the unanimous written consent of all Members. In the event of the Company’s dissolution, following the payment of, or provision for, all debts and liabilities of the Company and all expenses of liquidation, and subject to the right of the Liquidating Agent (as defined in the Members Agreement) to set up reasonable cash reserves for any contingent or unforeseen liabilities or obligations of the Company, all assets of the Company (or the proceeds thereof) will be distributed to the Members in accordance with their respective Capital Account balances. No Member will have any recourse against Edison or any other Member for any distributions with respect to such Member’s Capital Account balances.

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

In August 1999, the Company received returned distributions totaling approximately $225,000 (as of December 2000, that amount increased to approximately $262,000 due to more returned distributions). Pursuant to the Company’s Members’ Agreement, the Manager made attempts to distribute these funds to the respective members. Currently, the funds are being held by the Company, available for the respective members to claim. Any unclaimed funds will eventually escheat to the state in which they were disbursed according to that state’s statutory period for unclaimed property.

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

As of December 31, 2003, the balance in the Company’s operating account was $1,231,275. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, would ultimately be available for such distribution.

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

As mentioned above, the Fourth Party Complaint was also referred to Mediation. The Mediation was continued at a mediation conference on August 11, 2003. The mediation process concluded with the parties reaching a proposed settlement. On January 29, 2004, Judge Robinson in the U.S. District Court for the District of Delaware (the “District Court”) approved the notice of settlement. The notice of pendency of class action settlement was mailed to the members of the class on February 12, 2004. On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the Litigation. The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against the defendant class. The District Court’s Order and Final Judgment provides for releases of all Third-Party claims and Fourth-Party claims brought in the Litigation. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster share received in the dividend, with $.50 per share going to defray the litigation costs and fees incurred by the Class Representatives on behalf of the defendant class, and the remaining $4.50 per share being paid to the Company. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the class in excess of $1.8 million dollars. To the Company’s knowledge, the contingencies have been met and no members of the Defendant Class have opted out of the settlement.

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

As of December 31, 2004, the balance in the Company’s operating account was $1,455,070. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

ITEM 2—PROPERTIES

The Company does not own or lease any property.

ITEM 3—LEGAL PROCEEDINGS

Other than the proceedings described in Item 1 of this Annual Report on Form 10-K, the Company is not involved in any legal proceedings.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to holders of Membership Units for vote during the fiscal year ended December 31, 2004.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company’s Class A Membership Units. As of December 31, 2004, there were 2,049 certificated holders of record of the Class A Membership Units. See Item 12 — “Security Ownership of Certain Beneficial Owners and Management” for more information.

ITEM 6—SELECTED FINANCIAL DATA

The following table sets forth selected financial information of the Company as of and for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997 since the Inception Date. The selected financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997 has been derived from the Company’s financial statements, which were audited by Rubin, Brown, Gornstein & Co., LLP. The following information should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” presented below.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002		Year ended December 31, 2001	Year ended December 31, 2000	Year ended December 31, 1999	Year ended December 31, 1998		Period ended December 31, 1997(1)
Operating Statement Data:
Interest income	21,905	14,513	30,000		67,172	103,917	80,314	321,488		0
Total expenses	157,791	206,267	209,380		144,429	212,141	219,450	256,064		51,910
Net income (loss)	129,348	648,107	1,772,220		(77,257)	(108,224)	(139,136)	65,424		(51,910)
Distribution per Class A Membership Unit	0	0	0.15	(3)	0	0	0	4.23	(2)	0

Balance Sheet Data (at period end):
Cash	2,992,109	2,768,314	2,013,708		1,898,904	1,907,334	1,869,218	1,786,927		0
Interest receivable	3,709	428	1,810		3,278	9,202	7,436	14,313		0
Due from Edison	0	0	0		0	0	0	0		43,985,315
Total assets	2,996,005	2,768,929	2,015,654		1,902,182	1,916,536	1,876,654	1,801,240		43,985,315
Distribution payable	37,039	37,039	37,039		262,057	262,057	225,018	0		0
Accrued expenses	594,292	496,564	391,396		283,736	220,833	109,766	120,234		51,910
Members’ equity	2,364,674	2,235,326	1,587,219		1,356,389	1,433,646	1,541,870	1,681,006		43,933,405

(1)	The Company’s inception date was September 25, 1997.
(2)	This represents an average distribution made per Class A Membership Unit during the year. Actual distributions to Class A Membership Unit holders may differ. The following includes a detailed discussion of the distributions made during the year. During February 1998, the Company distributed $39.4 million of the initial proceeds received from Edison to the holders of the 9,338,601 Class A Membership Units that were outstanding at the date of distribution. During June 1998, the Company distributed $0.6 million of reserved amounts to the holders of the 128,337 Class A Membership Units that were distributed in June 1998. During November and December 1998, Edison exchanged a total of 533,062 Class B Membership Units for 533,062 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims that had not previously received Class A Membership Units. On December 31, 1998, the Company distributed $2.3 million of reserved amounts to holders of the Class A Membership Units of record that were distributed in exchange for Class B Membership Units in November and December 1998.
(3)	As mentioned in Item 1, on May 31, 2002, the Company distributed $1.5 million to holders of Class A Membership Units.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On January 23, 1998, the Company received from Edison the Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the year ended December 31, 2004, the Company recognized $21,905 of interest income. During the year ended December 31, 2003, the Company recognized $14,513 of interest income. During the year ended December 31, 2002, the Company recognized $30,000 of interest income. During the year ended December 31, 2001, the Company recognized $67,172 of interest income. During the year ended December 31, 2000, the Company recognized $103,917 of interest income. During the year ended December 31, 1999, the Company recognized $80,314 of interest income. During the year ended December 31, 1998, the Company recognized $321,488 of interest income. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve (described below), (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company’s lawyers, accountants and auditors. The Company had expenses of $157,791, $206,267, $209,380, $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to obtain the pension plan tax reserve from Edison.

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

At December 31, 2004, the Company had cash and cash equivalents of approximately $3.0 million. At December 31, 2003, the Company had cash and cash equivalents of approximately $2.8 million. At December 31, 2002, the Company had cash and cash equivalents of approximately $2.0 million. At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

ITEM 8—FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members

EBS Pension, L.L.C.

St. Louis, Missouri

We have audited the accompanying balance sheets of EBS Pension, L.L.C., a Delaware limited liability company, as of December 31, 2004 and 2003 and the related statements of operations, changes in members’ equity and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EBS Pension, L.L.C. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co., LLP
Rubin, Brown, Gornstein & Co., LLP

March 1, 2005

St. Louis, Missouri

EBS Pension, L.L.C.

Statements of Operations

For the Years Ended December 31, 2004, 2003 and 2002

	For the years ended December 31,
	2004	2003	2002
Income:
Litigation income	$265,234	$839,861	$1,951,600
Interest	21,905	14,513	30,000

Total income	$287,139	$854,374	$1,981,600

Expenses:
Manager fees	$50,000	$50,000	$50,000
Transfer agent and administration fees	36,000	48,264	50,431
Accounting fees	62,080	47,938	45,854
Legal fees	5,281	54,775	59,183
Other	4,430	5,290	3,912

Total expenses	157,791	206,267	209,380

Net income	$129,348	$648,107	$1,772,220

Net income per membership unit – basic and diluted	$0.013	$0.065	$0.177

The accompanying notes are an integral part of these financial statements.

EBS Pension, L.L.C.

Balance Sheets

December 31, 2004 and 2003

	December 31,
	2004	2003
Assets
Cash and cash equivalents
Available for general operations	$1,455,070	$1,231,275
Returned member distributions	37,039	37,039
Available for anticipated cost of legal indemnification of officers	1,500,000	1,500,000
Interest receivable	3,709	428
Prepaid expenses	187	187

Total assets	$2,996,005	$2,768,929

Liabilities
Distribution payable	$37,039	$37,039
Accrued expenses	594,292	496,564

Total liabilities	631,331	533,603

Commitments and contingencies (Note 6)

Members’ equity:
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at December 31, 2004 and 2003)	—	—
Paid-in capital	1,667,492	1,667,492
Retained earnings	697,182	567,834

Total members’ equity	2,364,674	2,235,326

Total liabilities and members’ equity	$2,996,005	$2,768,929

The accompanying notes are an integral part of these financial statements.

EBS Pension, L.L.C.

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

	Class A Membership Units	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2001	10,000,000	$1,667,492	$(311,103)	$1,356,389
Net income	—	—	1,772,220	1,772,220
Capital Distribution	—	—	(1,541,390)	(1,541,390)

Balance, December 31, 2002	10,000,000	1,667,492	(80,273)	1,587,219
Net income	—	—	648,107	648,107

Balance, December 31, 2003	10,000,000	1,667,492	567,834	2,235,326
Net income	—	—	129,348	129,348

Balance, December 31, 2004	10,000,000	$1,667,492	$697,182	$2,364,674

The accompanying notes are an integral part of these financial statements.

EBS Pension, L.L.C.

Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	For the years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$129,348	$648,107	$1,772,220
Reconciliation of net income to cash flows provided by operating activities:
Increase in prepaid expenses	—	(51)	(136)
(Increase) decrease in interest receivable	(3,281)	1,382	1,468
Increase in accrued expenses	97,728	105,168	107,660

Cash flows provided by operating activities	223,795	754,606	1,881,212

Cash flows provided by financing activities:
Capital distributions	—	—	(1,541,390)
Escheatment payments	—	—	(225,018)

Cash flows used in financing activities	—	—	(1,766,408)
Net increase in cash and cash equivalents	223,795	754,606	114,804

Cash and cash equivalents at beginning of period	2,768,314	2,013,708	1,898,904

Cash and cash equivalents at end of period	$2,992,109	$2,768,314	$2,013,708

The accompanying notes are an integral part of these financial statements.

EBS Pension, L.L.C.

Notes to Financial Statements

December 31, 2004 and 2003

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

Section 1.4 of the Company’s Members Agreement originally limited the Company’s existence to three years, subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2000 and once again in September 2002, the Bankruptcy Court granted the Company’s motions to extend the existence of the Company for additional two-year terms. In September 2004, the Company filed a motion with the Bankruptcy Court to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. The Court approved the motion at that time, extending the existence of the Company for an additional two-year term.

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

Basis of Presentation

These financial statements include the accounts of the Company for the years ended December 31, 2004, 2003, and 2002.

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

December 31, 2004 and 2003

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

4. Members’ Equity

On September 25, 1997, Edison transferred the right to receive the net cash proceeds from the termination of the Pension Plan in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. The Net Pension Plan Proceeds (as defined by the Plan of Reorganization or the “Plan”) amounted to $44.0 million at December 31, 1997 and were due from Edison at that date. Pursuant to the Plan, an additional amount of $5.7 million (the “Pension Plan Tax Reserve”) is being held by Edison to satisfy certain fees and tax liabilities of Edison. The Plan of Reorganization further provided that upon receipt of a private letter ruling (the “Tax Ruling”) from the Internal Revenue Service (the “IRS”) indicating that no tax liability existed necessitating release of funds from the Pension Plan Tax Reserve, that Edison should remit such funds to the Company. On September 28, 1998, the IRS issued the Tax Ruling. See Note 6 hereof for further discussion of the Pension Plan Tax Reserve.

On December 12, 1997, in accordance with the Members Agreement and the Plan of Reorganization, Edison exchanged 9,058,041 Class B Membership Units for 9,058,041 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims (as defined in the Plan).

During 1998, Edison paid $44.0 million to the Company in satisfaction of the Company’s receivable recorded at December 31, 1997. Of this amount, $39.4 million was distributed to Class A Members during 1998, $1.5 million is retained for the anticipated cost of legal indemnification of the officers of Edison, and the remaining amount is retained for other anticipated expenses expected to be incurred by the Company.

During 1998, Edison exchanged 942,238 Class B Membership Units for 942,238 Class A Membership Units of the Company and simultaneously distributed such units to holders of Allowed General Unsecured Claims.

EBS Pension, L.L.C.

Notes to Financial Statements

December 31, 2004 and 2003

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

EBS Pension, L.L.C.

Notes to Financial Statements

December 31, 2004 and 2003

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

The Company and EBS Litigation were served on March 28, 2003, with a Fourth Party Compliant brought by the Third-Party Defendants, David B. Cooper, Jr., Julian I. Edison, Peter A. Edison,

EBS Pension, L.L.C.

Notes to Financial Statements

December 31, 2004 and 2003

Jane Evans, Alan A. Sachs, Craig D. Schnuck, and Martin Sneider (collectively, the “Edison Directors”) in the matter of EBS Litigation, L.L.C. v. Barclays Global Investors, N.A., et al. C.A. No. 98-547 SLR (Dist. Del) (the “Litigation”). Briefly, the Litigation brought by EBS Litigation alleged that the Third Party Plaintiffs were liable for the return of D&B stock received by them as a distribution from Edison in 1995. The Third-Party Plaintiffs subsequently brought a Third-Party claim in the Litigation alleging that if the Third-Party Plaintiffs were found liable then the Edison Directors are liable to the Third-Party Plaintiffs for all or a part of the recovery. The Fourth Party Compliant brought by the Edison Directors alleges that if the Edison Directors are found liable in the Third Party claim, then pursuant to Section 5.1(f) of the Plan establishing the Indemnification Reserve, the Company and EBS Litigation are liable to the Edison Directors for all costs and expenses the Edison Directors have incurred or will incur in connection with the Edison Director’s defense of the Third Party claim and with the prosecution of their Fourth Party Compliant.

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

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the Litigation. The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against the defendant class. The District Court’s Order and Final Judgment provides for releases of all Third-Party claims and Fourth-Party claims brought in the Litigation. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster share received in the dividend, with $.50 per share going to defray the litigation costs and fees incurred by the Class Representatives on behalf of the defendant class, and the remaining $4.50 per share being paid to the Company. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the class in excess of $1.8 million dollars. Management believes the contingencies have been met and no members of the Defendant Class have opted out of the settlement.

As of December 31, 2004, the balance in the Company’s operating account was $1,455,070. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

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

ITEM 11—EXECUTIVE COMPENSATION

The Manager is to receive reasonable compensation for services rendered to and on behalf of the Company, as well as reimbursement for the reasonable expenses incurred in connection with the performance of its duties under the Members Agreement. With respect to services rendered during the year ended December 31, 2004, the Company accrued expenses of approximately $50,000 for services rendered by, and reimbursements due to, the Manager.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the certificated ownership of the Company’s Class A Membership Units of persons owning more than five percent of the outstanding Class A Membership Units as of December 31, 2004. The Manager of the Company owns 115 Class A Membership Units.

Name and Address of Certificated Owner	Number of Class A Membership Units	Nature of Certificated Ownership	Percent
Swiss Bank Corporation	1,603,998	Sole Voting/Investment	16.0%

Citibank, N.A.	841,524	Sole Voting/Investment	8.4%

Loeb Partners Corporation	1,184,616	Sole Voting/Investment	11.8%

Caspian Capital Partners, LP	701,156	Sole Voting Investment	7.0%

Contrarian Capital Advisors, L.L.C.	746,758	Sole Voting/Investment	7.47%

Morgens Waterfall Overseas Partners	657,578	Sole Voting/Investment	6.6%

Morgens, Waterfall, Vintiadis & Co., Inc., et al.	1,031,332	Sole Voting/Investment	10.3%

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Manager of the Company is the same financial institution that holds the Company’s cash and cash equivalents.

ITEM 14—CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Within the 90-day period prior to filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

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

		Report of Independent Registered Public Accounting Firm

		Balance Sheets as of December 31, 2004 and 2003

		Statements of Operations for the Years Ended December 31, 2004, 2003, and 2002

		Statements of Changes in Members’ Equity for the Years Ended December 31, 2004, 2003, and 2002

		Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002

		Notes to Financial Statements

	2.	Financial Statement Schedules:

		All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements and notes thereto.

(b)	Reports on Form 8-K.

		On March 24, 2005, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated March 24, 2005	EBS PENSION, L.L.C. (Registrant)

	By:	WELLS FARGO BANK, N.A., in its capacity as Manager of EBS Pension, L.L.C.

		By:	/S/ JEFFERY T. ROSE
Jeffery T. Rose Corporate Trust Officer

Exhibit Index

Exhibit Number	Description	Location
2.1*	Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.	Incorporated by reference

3.1*	EBS Pension, L.L.C. Certificate of Formation	Incorporated by reference

3.2*	EBS Pension, L.L.C. Membership Agreement	Incorporated by reference

32	Certifications	Filed herewith

*	Incorporated by reference to the Company’s Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No. 000-24713)