Form 10-Q
period 2005-03-31
EBS PENSION LLC
filed 2005-05-16
CIK 1065923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

At May 13, 2005, there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EBS PENSION, L.L.C.

Statements of Operations

For the Three Month Periods

Ended March 31, 2005 and 2004

	2005	2004
	(unaudited)	(unaudited)
Income
Litigation income	$—	$265,234
Interest	13,393	1,708

Total income	13,393	266,942

Expenses
Manager fees	12,500	12,500
Transfer agent and administration fees	9,500	9,500
Accounting fees	7,500	14,080
Legal fees	300	636
Other fees	70	70

Total expenses	29,870	36,786

Net (loss) income	$(16,477)	$230,156

Net (loss) income per membership unit - basic and diluted	$(0.002)	$0.023

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Balance Sheets

March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents
Available for general operations	$1,461,371	$1,455,070
Returned member distributions	37,039	37,039
Available for anticipated cost of legal indemnification of officers	1,500,000	1,500,000
Interest receivable	5,101	3,709
Prepaid expenses	117	187

Total assets	$3,003,628	$2,996,005

Liabilities
Distribution payable	$37,039	$37,039
Accrued expenses	618,392	594,292

Total liabilities	655,431	631,331

Commitments and contingencies (Note 6)
Members’ equity
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at March 31, 2005 and December 31, 2004)	—	—
Paid-in capital	1,667,492	1,667,492
Retained earnings	680,705	697,182

Total members’ equity	2,348,197	2,364,674

Total liabilities and members’ equity	$3,003,628	$2,996,005

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statements of Changes in Members’ Equity

For the Periods Ended

March 31, 2005 and December 31, 2004

	Class A Membership Units	Paid-in Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2002	10,000,000	$1,667,492	$(80,273)	$1,587,219
Net income	—	—	648,107	648,107

Balance, December 31, 2003	10,000,000	1,667,492	567,834	2,235,326
Net income	—	—	129,348	129,348

Balance, December 31, 2004	10,000,000	1,667,492	697,182	2,364,674
Net loss (unaudited)	—	—	(16,477)	(16,477)

Balance, March 31, 2005 (unaudited)	10,000,000	$1,667,492	$680,705	$2,348,197

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004

	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss) income	$(16,477)	$230,156
Reconciliation of net (loss) income to cash flows provided by operating activities
Decrease in prepaid expenses	70	70
Increase in interest receivable	(1,392)	(155)
Increase in accrued expenses	24,100	36,333

Cash flows provided by operating activities	6,301	266,404

Net increase in cash and cash equivalents	6,301	266,404
Cash and cash equivalents at beginning of period	2,992,109	2,768,314

Cash and cash equivalents at end of period	$2,998,410	$3,034,718

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Notes to Financial Statements

March 31, 2005 and 2004 and December 31, 2004

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

The Company’s cash and cash equivalents, excluding the $37,039 of returned member distributions, plus any portion of Pension Plan Tax Reserve that may ultimately be received by the Company, will be used for general operations and for the anticipated cost of legal indemnification of the officers of Edison as contemplated by the Members’ Agreement and for collecting the Pension Plan Tax Reserve from Edison. Any amounts not used for these purposes will be made available for future distributions to holders of Class A Membership Unitholders.

Accrued Expenses

Accrued expenses include amounts for unpaid legal, tax, accounting, manager and transfer agent fees. Amounts are payable within one year.

Interest

Interest income is determined on the accrual basis. Interest receivable is due to be received within one year.

EBS PENSION, L.L.C.

Notes to Financial Statements

March 31, 2005 and 2004 and December 31, 2004

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

On February 21, 2002, the parties executed a settlement agreement (the “Settlement Agreement”), that was approved by the Court on March 14, 2002. Pursuant to the Settlement Agreement, Edison agreed to distribute to the Company cash equal to thirty-four percent (34%) of its pre-petition claim of $5,740,000, or $1,951,600, payable within three

EBS PENSION, L.L.C.

Notes to Financial Statements

March 31, 2005 and 2004 and December 31, 2004

days after the Settlement Agreement becomes final. The Settlement Agreement further provides that additional distributions will be made to the Company at such time, if ever, as the distributions to all holders of allowed general unsecured claims against the Debtors exceed twenty-one percent (21%) of their allowed claims. Thereafter, the Company will receive on account of its remaining claim, distributions equal to the Company’s pro rata share (based upon its remaining claim of $3,788,400) of all distributions over twenty-one percent (21%) on a pro rata basis with all general unsecured claims.

On April 17, 2002, the Company received the cash settlement of $1,951,600 or thirty-four percent (34%) of its pre-petition claims. On May 31, 2002, the Company distributed $1,541,390 to holders of Class A Membership Units.

The following table sets forth the computation of basic and diluted income (loss) per unit for the periods ended:

	For the three months ended March 31, 2005 (unaudited)	For the three months ended March 31, 2004 (unaudited)
Numerator:
Net loss - basic and diluted	$(19,814)	$(84,612)

Denominator:
Weighted-average units outstanding - basic	10,000,000	10,000,000
Effect of potentially dilutive units	—	—

Units outstanding - diluted	10,000,000	10,000,000

Basic and diluted loss per unit	$(0.00)	$(0.01)

5.	Related Parties

The Manager of the Company is the same financial institution that holds the Company’s cash and cash equivalents.

6.	Commitments and Contingencies

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

EBS PENSION, L.L.C.

Notes to Financial Statements

March 31, 2005 and 2004 and December 31, 2004

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

The Company and EBS Litigation, L.L.C. were served on March 28, 2003, with a Fourth Party Complaint brought by the Third-Party Defendants, David B. Cooper, Jr., Julian I. Edison, Peter A. Edison, Jane Evans, Alan A. Sachs, Craig D. Schnuck, and Martin Sneider (collectively, the “Edison Directors”) in the matter of EBS Litigation, L.L.C. v. Barclays Global Investors, N.A., et al. C.A. No. 98-547 SLR (Dist. Del) (the “Litigation”). Briefly, the litigation brought by EBS Litigation alleged that the Third Party Plaintiffs are liable for the return of D&B stock received by them as a distribution from Edison in 1995. The Third Party Plaintiffs subsequently brought a Third Party claim alleging that if the Third Party Plaintiffs were found liable, then the Edison Directors are liable to the Third Party Plaintiffs for all or a part of the recovery. The Fourth Party Complaint brought by the Edison Directors alleges that if the Edison Directors are found liable in the Third Party claim, then pursuant to Section 5.1(f) of the Plan establishing the Indemnification Reserve, the Company and EBS Litigation are liable to the Edison Directors for all costs and expenses the Edison Directors have incurred or will incur in connection with the Edison Directors’ defense of the Third Party claim and with the prosecution of their Fourth Party Complaint.

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

EBS PENSION, L.L.C.

Notes to Financial Statements

March 31, 2005 and 2004 and December 31, 2004

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the Litigation. The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against the defendant class. The District Court’s Order and Final Judgment provides for releases of all Third-Party claims and Fourth-Party claims brought in the Litigation. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster share received in the dividend, with $.50 per share going to defray the litigation costs and fees incurred by the Class Representatives on behalf of the defendant class, and the remaining $4.50 per share being paid to the Company. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the class in excess of $1.8 million dollars. Management believes, the contingencies have been met and no members of the Defendant Class have opted out of the settlement.

As of March 31, 2005, the balance in the Company’s operating account was $1,461,371. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2004 through March 31, 2004 (unaudited), January 1, 2005 through March 31, 2005 (unaudited), and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2004. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On January 23, 1998, the Company received from Edison, Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2003, 2001, 2000, 1999 and 1998, the Company recognized $14,513, $30,000, $67,172, $80,314 and $321,488 of interest income, respectively. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the three month periods ended March 31, 2005 and 2004, the Company recognized $13,393 and $1,708 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve, (3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s general and administrative expenses consist primarily of fees payable to the Manager, the Registar, Transfer Agent and Paying Agent, and the Company’s lawyers, accountants, and auditors. The Company had expenses of $157,791, $206,267, $209,380, $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. During the three month periods ended March 31, 2005 and 2004, the Company had expenses of $29,870 and $36,786, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units.

The Company and EBS Litigation, L.L.C. (another limited liability company formed pursuant to the Plan) (“EBS Litigation”) have agreed to indemnify the Debtors and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by EBS Litigation (other than with respect to any Unresolved Avoidance Claims (as defined in the Plan) that EBS Litigation may have against such persons other than in their capacities as officers, directors or employees of the Debtors. Pursuant to the Plan, the Company established the Indemnification Reserve ($1.5 million) from the Pension Plan Proceeds for the benefit of these indemnified persons, to pay their costs and expenses incurred in defending the LLC Related Claims (as defined in the Plan). Payment of such cost and expenses must first be sought from any applicable officers’ and directors’ insurance policy and then from the Indemnification Reserve. The Company’s indemnification liability is limited to the amount of the Indemnification Reserve, i.e. an aggregate of $1.5 million. As discussed below, there has been a claim filed seeking recovery from the Indemnification Reserve. There can be no assurance of the merits of such claim or the amount, if any, that the Edison Directors (defined below) will be able to recover. There can be no assurance that additional claims will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Company Assets.

At December 31, 2004, the Company had cash and cash equivalents of approximately $3.0 million. At December 31, 2003, the Company had cash and cash equivalents of approximately $2.8 million. At December 31, 2002, the Company had cash and cash equivalents of approximately $2.0 million. At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $39.4 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At March 31, 2005, the Company had cash and cash equivalents of approximately $3.0 million, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

Prior to the Litigation being filed, in February 2003, the District Court hearing the Litigation referred the matter to mediation before a magistrate judge. The mediation took place on March 28, 2003. The mediation involved all claims involved in the Litigation, as well as the Fourth Party Complaint indemnification claims brought by the Edison Directors against the Company and EBS Litigation pursuant to indemnification provisions in the Debtor’s Amended Joint Plan or Reorganization.

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

Quarterly Comparison

Three Months ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total income for the three months ended March 31, 2005, was $13,393 compared to $266,942 for the three months ended March 31, 2004. This decrease is due primarily to the decrease in litigation income.

Total expenses decreased $6,916 due primarily to decreases in accounting and legal fees.

Item 4.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. As of March 31, 2005 an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

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

Date: May 16, 2005