Form 10-Q
period 2005-09-30
EBS PENSION LLC
filed 2005-11-14
CIK 1065923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☒    No  ☐

At November 1, 2005, there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EBS PENSION, L.L.C.

Statements of Operations

For the Three and Nine Month Periods

Ended September 30, 2005 and 2004

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income
Litigation income	$—	$—	$—	$265,234
Interest	20,069	7,053	50,191	10,591

Total income	20,069	7,053	50,191	275,825

Expenses
Manager fees	12,500	12,500	37,500	37,500
Transfer agent and administration fees	9,500	9,500	28,500	28,500
Accounting fees	7,500	7,500	22,500	29,080
Legal fees	—	544	300	5,281
Other fees	3,071	1,570	5,367	4,360

Total expenses	32,571	31,614	94,167	104,721

Net (loss) income	$(12,502)	$(24,561)	$(43,976)	$171,104

Net (loss) income per membership unit - basic and diluted	$(0.001)	$(0.002)	$(0.004)	$0.017

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Balance Sheets

September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents
Available for general operations	$1,442,781	$1,455,070
Returned member distributions	37,039	37,039
Available for anticipated cost of legal indemnification of officers	1,500,000	1,500,000
Interest receivable	6,962	3,709
Prepaid expenses	266	187

Total assets	$2,987,048	$2,996,005

Liabilities
Distribution payable	$37,039	$37,039
Accrued expenses	629,311	594,292

Total liabilities	666,350	631,331

Commitments and contingencies (Note 6)

Members’ equity
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at September 30, 2005 and December 31, 2004)	—	—
Paid-in capital	1,667,492	1,667,492
Retained earnings	653,206	697,182

Total members’ equity	2,320,698	2,364,674

Total liabilities and members’ equity	$2,987,048	$2,996,005

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statements of Changes in Members’ Equity

For the Periods Ended

September 30, 2005 and December 31, 2004

	Class A Membership Units	Paid-in Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2003	10,000,000	$1,667,492	$567,834	$2,235,326
Net income	—	—	129,348	129,348

Balance, December 31, 2004	10,000,000	1,667,492	697,182	2,364,674
Net loss (unaudited)	—	—	(43,976)	(43,976)

Balance, September 30, 2005 (unaudited)	10,000,000	$1,667,492	$653,206	$2,320,698

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and 2004

	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss) income	$(43,976)	$171,104
Reconciliation of net (loss) income to cash flows provided by (used in) operating activities
Increase in prepaid expenses	(79)	(70)
Increase in interest receivable	(3,253)	(2,021)
Increase in accrued expenses	35,019	60,252

Cash flows (used in) provided by operating activities	(12,289)	229,265

Net (decrease) increase in cash and cash equivalents	(12,289)	229,265

Cash and cash equivalents at beginning of period	2,992,109	2,768,314

Cash and cash equivalents at end of period	$2,979,820	$2,997,579

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Notes to Financial Statements

September 30, 2005 and 2004 and December 31, 2004

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

EBS PENSION, L.L.C.

Notes to Financial Statements

September 30, 2005 and 2004 and December 31, 2004

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

EBS PENSION, L.L.C.

Notes to Financial Statements

September 30, 2005 and 2004 and December 31, 2004

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

The following table sets forth the computation of basic and diluted income (loss) per unit for the periods ended:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net (loss) income - basic and diluted	$(12,502)	$(24,561)	$(43,976)	$171,104

Denominator
Weighted-average units outstanding - basic	10,000,000	10,000,000	10,000,000	10,000,000
Effect of potentially dilutive units	—	—	—	—

Units outstanding - diluted	10,000,000	10,000,000	10,000,000	10,000,000

Basic and diluted (loss) income per unit	$(0.00)	$(0.00)	$(0.00)	$0.02

5.	Related Parties

The Manager of the Company is the same financial institution that holds the Company’s cash and cash equivalents.

6.	Commitments and Contingencies

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

EBS PENSION, L.L.C.

Notes to Financial Statements

September 30, 2005 and 2004 and December 31, 2004

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

EBS PENSION, L.L.C.

Notes to Financial Statements

September 30, 2005 and 2004 and December 31, 2004

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

As of September 30, 2005, the balance in the Company’s operating account was $1,442,781. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2004 through September 30, 2004 (unaudited), January 1, 2005 through September 30, 2005 (unaudited), and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2004. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On January 23, 1998, the Company received from Edison, Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2003, 2001, 2000, 1999 and 1998, the Company recognized $14,513, $30,000, $67,172, $80,314 and $321,488 of interest income, respectively. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the three month periods ended September 30, 2005 and 2004, the Company recognized $20,069 and $7,053 of interest income, respectively. During the nine month periods ended September 30, 2005 and 2004, the Company recognized $50,191 and $10,591 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve, (3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s general and administrative expenses consist primarily of fees payable to the Manager, the Registar, Transfer Agent and Paying Agent, and the Company’s lawyers, accountants, and auditors. The Company had expenses of $157,791, $206,267, $209,380, $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. During the three month periods ended September 30, 2005 and 2004, the Company had expenses of $32,571 and $31,614, respectively. During the nine month periods ended September 30, 2005 and 2004, the Company had expenses of $94,167 and $104,721, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units.

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

At December 31, 2004, the Company had cash and cash equivalents of approximately $3.0 million. At December 31, 2003, the Company had cash and cash equivalents of approximately $2.8 million. At December 31, 2002, the Company had cash and cash equivalents of approximately $2.0 million. At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $39.4 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At September 30, 2005, the Company had cash and cash equivalents of approximately $3.0 million, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

Quarterly Comparison

Nine Months ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total income for the nine months ended September 30, 2005, was $50,191 compared to $275,825 for the nine months ended September 30, 2004. This decrease is due primarily to the decrease in litigation income.

Total expenses decreased $10,554 due primarily to decreases in accounting and legal fees.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. As of September 30, 2005 an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

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

On August 15, 2005, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBS PENSION, L.L.C.

By: WELLS FARGO BANK, N.A., in its capacity as Manager of EBS Pension, L.L.C.

By:	/s/ Jeffery T. Rose
Jeffery T. Rose Vice President

Date: November 14, 2005