Form 10-K
period 2005-12-31
EBS PENSION LLC
filed 2006-03-31
CIK 1065923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission file number 000-24713

EBS PENSION, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	42-1466520
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

Wells Fargo Bank , N.A.

Sixth and Marquette: N9303-120

Minneapolis, Minnesota 55479

(Address of principal executive offices)

Registrant’s telephone number, including area code (612) 667-0337

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Membership Units

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☒    No  ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

There is no aggregate market value of the registrant’s Class A Membership Units held by nonaffiliates of the registrant as of December 31, 2005. Book value of the registrant’s Class A Membership Units as of December 31, 2005 was approximately $2.3 million.

There were 10,000,000 Class A Membership Units outstanding as of March 25, 2006.

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

The Company was established pursuant to the Plan and the EBS Pension, L.L.C. Members Agreement (the “Members Agreement”). Under the Plan, each holder of an Allowed General Unsecured Claim (as defined in the Plan) against Edison was entitled to receive a distribution on account of such claims, which distribution included, among other things, the holder’s pro rata share of Class A Membership Units in the Company. The initial distribution date under the Plan occurred on or about December 12, 1997. Accordingly, in late December of 1997, holders of Allowed General Unsecured Claims began receiving membership certificates evidencing their ownership of Class A Membership Units in the Company. As of December 31, 2005 there were 10,000,000 Class A Membership Units and no Class B Membership Units of the Company issued and outstanding.

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

The Manager is empowered to retain such independent experts and advisors (including, but not limited to, law firms, tax advisors, consultants, or other professionals) as the Manager may select to aid in the performance of its duties and responsibilities and to perform such other functions as may be appropriate in furtherance of the intent and purposes of the Members Agreement. The Manager has selected the law firm of Jones Day (“Jones Day”) to serve as counsel to the Company. Prior to the Effective Date, Jones Day served as counsel to the Creditors’ Committee. The Manager has selected PricewaterhouseCoopers LLP to provide the Company with financial reporting and consulting services as well as tax-related services. The Manager, who also serves as the Disbursing Agent under the Plan and the Transfer Agent under the Members Agreement, maintains the ownership registers of the Company, coordinates distributions to Members of the Company and performs related administrative duties. RubinBrown LLP serves as the Company’s independent auditors.

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

Term of the Company; Dissolution

The Company’s existence was initially scheduled to terminate (unless dissolved earlier) in September 2002. However, the Manager (with the approval of Bankruptcy Court) extended the Company’s existence twice: until September 2004 and again until September 2006. At the end of this period, if the Company Assets have not been fully liquidated and distributed or all Disputed General Unsecured Claims (as defined in the Plan) have not been resolved then the Company’s existence may be extended for another two year period. The Company may also be earlier dissolved because of an adjudication of the Bankruptcy Court or because of the unanimous written consent of all Members. Additionally, the Members Agreement states that the existence of the Company shall not continue after the liquidation and distribution of all Company Assets (as defined in the Members Agreement) and the resolution of all Disputed General Unsecured Claims (as defined in the Members Agreement). In the event of the Company’s dissolution, following the payment of, or provision for, all debts and liabilities of the Company and all expenses of liquidation, and subject to the right of the Liquidating Agent (as defined in the Members Agreement) to set up reasonable cash reserves for any contingent or unforeseen liabilities or obligations of the Company, all assets of the Company (or the proceeds thereof) will be distributed to the Members in accordance with their respective Capital Account balances. No Member will have any recourse against Edison or any other Member for any distributions with respect to such Member’s Capital Account balances.

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

As of December 31, 2005, the balance in the Company’s operating account was $1,481,952. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

At the end of 2005, EBS Litigation began preparations for its dissolution. The Company is preparing for the concurrent winding-up of its business and a final distribution to its members in accordance with the Members Agreement. In that connection, the Manager expects to make one or more distributions to the Class A Membership Unit holders in the fiscal year ending December 31, 2006, and to pay or provide for the anticipated remaining expenses, liabilities, and contingencies of the Company. The Company will make the appropriate filings with Delaware state authorities, federal and state tax authorities, and the United States Securities and Exchange Commission in connection with the dissolution.

ITEM 2—PROPERTIES

The Company does not own or lease any property.

ITEM 3—LEGAL PROCEEDINGS

Other than the proceedings described in Item 1 of this Annual Report on Form 10-K, the Company is not involved in any legal proceedings.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to holders of Membership Units for vote during the fiscal year ended December 31, 2005.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company’s Class A Membership Units. As of December 31, 2005, there were 2,049 certificated holders of record of the Class A Membership Units. See Item 12 — “Security Ownership of Certain Beneficial Owners and Management” for more information.

ITEM 6—SELECTED FINANCIAL DATA

The following table sets forth selected financial information of the Company as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997 since the Inception Date. The selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997 has been derived from the Company’s financial statements, which were audited by RubinBrown LLP. The following information should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” presented in the table on the following page.

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002		Year ended December 31, 2001	Year ended December 31, 2000	Year ended December 31, 1999	Year ended December 31, 1998		Period ended December 31, 1997(1)
Operating Statement Data:
Interest income	73,823	21,905	14,513	30,000		67,172	103,917	80,314	321,488		0
Total expenses	140,211	157,791	206,267	209,380		144,429	212,141	219,450	256,064		51,910
Net income (loss)	(22,961)	129,348	648,107	1,772,220		(77,257)	(108,224)	(139,136)	65,424		(51,910)
Distribution per Class A Membership Unit	0	0	0	0.15	(3)	0	0	0	4.23	(2)	0

Balance Sheet Data (at period end):
Cash	3,018,991	2,992,109	2,768,314	2,013,708		1,898,904	1,907,334	1,869,218	1,786,927		0
Interest receivable	8,452	3,709	428	1,810		3,278	9,202	7,436	14,313		0
Due from Edison	0	0	0	0		0	0	0	0		43,985,315
Total assets	3,027,636	2,996,005	2,768,929	2,015,654		1,902,182	1,916,536	1,876,654	1,801,240		43,985,315
Distribution payable	37,039	37,039	37,039	37,039		262,057	262,057	225,018	0		0
Accrued expenses	648,884	594,292	496,564	391,396		283,736	220,833	109,766	120,234		51,910
Members’ equity	2,341,713	2,364,674	2,235,326	1,587,219		1,356,389	1,433,646	1,541,870	1,681,006		43,933,405

(1)	The Company’s inception date was September 25, 1997.
(2)	This represents an average distribution made per Class A Membership Unit during the year. Actual distributions to Class A Membership Unit holders may differ. The following includes a detailed discussion of the distributions made during the year. During February 1998, the Company distributed $39.4 million of the initial proceeds received from Edison to the holders of the 9,338,601 Class A Membership Units that were outstanding at the date of distribution. During June 1998, the Company distributed $0.6 million of reserved amounts to the holders of the 128,337 Class A Membership Units that were distributed in June 1998. During November and December 1998, Edison exchanged a total of 533,062 Class B Membership Units for 533,062 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims that had not previously received Class A Membership Units. On December 31, 1998, the Company distributed $2.3 million of reserved amounts to holders of the Class A Membership Units of record that were distributed in exchange for Class B Membership Units in November and December 1998.
(3)	As mentioned in Item 1, on May 31, 2002, the Company distributed $1.5 million to holders of Class A Membership Units.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997, and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On January 23, 1998, the Company received from Edison the Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the year ended December 31, 2005, the Company recognized $73,823 of interest income. During the year ended December 31, 2004, the Company recognized $21,905 of interest income. During the year ended December 31, 2003, the Company recognized $14,513 of interest income. During the year ended December 31, 2002, the Company recognized $30,000 of interest income. During the year ended December 31, 2001, the Company recognized $67,172 of interest income. During the year ended December 31, 2000, the Company recognized $103,917 of interest income. During the year ended December 31, 1999, the Company recognized $80,314 of interest income. During the year ended December 31, 1998, the Company recognized $321,488 of interest income. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve (described below), (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company’s lawyers, accountants and auditors. The Company had expenses of $140,211, $157,791, $206,267, $209,380, $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and any actions the Company takes in attempting to obtain the pension plan tax reserve from Edison.

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

At December 31, 2005, the Company had cash and cash equivalents of approximately $3.0 million. At December 31, 2004, the Company had cash and cash equivalents of approximately $3.0 million. At December 31, 2003, the Company had cash and cash equivalents of approximately $2.8 million. At December 31, 2002, the Company had cash and cash equivalents of approximately $2.0 million. At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $42.3 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

At the end of 2005, EBS Litigation began preparations for its dissolution. The Company is preparing for the concurrent winding-up of its business and a final distribution to its members in accordance with the Members Agreement. In that connection, the Manager expects to make one or more distributions to the Class A Membership Unit holders in the fiscal year ending December 31, 2006, and to pay or provide for the anticipated remaining expenses, liabilities, and contingencies of the Company. The Company will make the appropriate filings with Delaware state authorities, federal and state tax authorities, and the United States Securities and Exchange Commission in connection with the dissolution.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

ITEM 8—FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members

EBS Pension, L.L.C.

St. Louis, Missouri

We have audited the accompanying balance sheets of EBS Pension, L.L.C., a Delaware limited liability company, as of December 31, 2005 and 2004 and the related statements of operations, changes in members’ equity and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EBS Pension, L.L.C. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ RubinBrown LLP

March 16, 2006

St. Louis, Missouri

EBS Pension, L.L.C.

Statements of Operations

For the Years Ended December 31, 2005, 2004 and 2003

	For the years ended December 31,
	2005	2004	2003
Income:
Litigation income	$43,427	$265,234	$839,861
Interest	73,823	21,905	14,513

Total income	$117,250	$287,139	$854,374

Expenses:
Manager fees	$50,000	$50,000	$50,000
Transfer agent and administration fees	25,834	36,000	48,264
Accounting fees	57,500	62,080	47,938
Legal fees	1,437	5,281	54,775
Other	5,440	4,430	5,290

Total expenses	140,211	157,791	206,267

Net income (loss)	$(22,961)	$129,348	$648,107

Net income (loss) per membership unit – basic and diluted	$(0.002)	$0.013	$0.065

The accompanying notes are an integral part of these financial statements.

EBS Pension, L.L.C.

Balance Sheets

December 31, 2005 and 2004

	December 31,
	2005	2004
Assets
Cash and cash equivalents
Available for general operations	$1,481,952	$1,455,070
Returned member distributions	37,039	37,039
Available for anticipated cost of legal indemnification of officers	1,500,000	1,500,000
Interest receivable	8,452	3,709
Prepaid expenses	193	187

Total assets	$3,027,636	$2,996,005

Liabilities
Distribution payable	$37,039	$37,039
Accrued expenses	648,884	594,292

Total liabilities	685,923	631,331

Commitments and contingencies (Note 6)

Members’ equity
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at December 31, 2005 and 2004)	—	—
Paid-in capital	1,667,492	1,667,492
Retained earnings	674,221	697,182

Total members’ equity	2,341,713	2,364,674

Total liabilities and members’ equity	$3,027,636	$2,996,005

The accompanying notes are an integral part of these financial statements.

EBS Pension, L.L.C.

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2005, 2004 and 2003

	Class A Membership Units	Paid-in Capital	Retained Earnings	Total
Balance, December 31, 2002	10,000,000	1,667,492	(80,273)	1,587,219

Net income	—	—	648,107	648,107

Balance, December 31, 2003	10,000,000	1,667,492	567,834	2,235,326

Net income	—	—	129,348	129,348

Balance, December 31, 2004	10,000,000	$1,667,492	$697,182	$2,364,674

Net loss	—	—	(22,961)	(22,961)

Balance, December 31, 2005	10,000,000	$1,667,492	$674,221	$2,341,713

The accompanying notes are an integral part of these financial statements.

EBS Pension, L.L.C.

Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

	For the years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(22,961)	$129,348	$648,107
Reconciliation of net income (loss) to cash flows provided by operating activities:
Increase in prepaid expenses	(6)	—	(51)
(Increase) decrease in interest receivable	(4,743)	(3,281)	1,382
Increase in accrued expenses	54,592	97,728	105,168

Cash flows provided by operating activities	26,882	223,795	754,606

Net increase in cash and cash equivalents	26,882	223,795	754,606

Cash and cash equivalents at beginning of period	2,992,109	2,768,314	2,013,708

Cash and cash equivalents at end of period	$3,018,991	$2,992,109	$2,768,314

The accompanying notes are an integral part of these financial statements.

EBS Pension, L.L.C.

Notes to Financial Statements

1.	Description of Business

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

At the end of 2005, EBS Litigation began preparations for its dissolution. The Company is preparing for the concurrent winding-up of its business and a final distribution to its members in accordance with the Members Agreement. In that connection, the Manager expects to make one or more distributions to the Class A Membership Unit holders in the fiscal year ending December 31, 2006, and to pay or provide for the anticipated remaining expenses, liabilities, and contingencies of the Company. The Company will make the appropriate filings with Delaware state authorities, federal and state tax authorities, and the United States Securities and Exchange Commission in connection with the dissolution.

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

Basis of Presentation

These financial statements include the accounts of the Company for the years ended December 31, 2005, 2004, and 2003.

Cash and Cash Equivalents

Cash and cash equivalents consists of amounts held in an account in the Company’s name at a highly-rated financial institution, along with U.S. Treasury Securities purchased and held in the Company’s name, with maturities of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

EBS Pension, L.L.C.

Notes to Financial Statements

The Company’s cash and cash equivalents, excluding the $37,039 of returned member distributions, plus any portion of Pension Plan Tax Reserve that may ultimately be received by the Company, will be used for general operations and for the anticipated cost of legal indemnification of the officers of Edison as contemplated by the Members’ Agreement and for collecting the Pension Plan Tax Reserve from Edison. Any amounts not used for these purposes will be made available for future distributions to holders of Class A Membership Unit holders.

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

EBS Pension, L.L.C.

Notes to Financial Statements

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

On February 21, 2002, the parties executed a settlement agreement (the “Settlement Agreement”), that was approved by the Court on March 14, 2002. Pursuant to the Settlement Agreement, Edison agreed to distribute to the Company cash equal to thirty-four percent (34%) of its pre-petition claim of $5,740,000, or $1,951,600, payable within three days after the Settlement Agreement becomes final. The Settlement Agreement further provides that additional distributions will be made to the Company at such time, if ever, as the distributions to all holders of allowed general unsecured claims against the Debtors exceed twenty-one percent (21%) of their allowed claims. Thereafter, the Company will receive on account of its remaining claim, distributions equal to the Company’s pro rata share (based upon its remaining claim of $3,788,400) of all distributions over twenty-one percent (21%) on a pro rata basis with all general unsecured claims.

On April 17, 2002, the Company received the cash settlement of $1,951,600 or thirty-four percent (34%) of its pre-petition claims. On May 31, 2002, the Company distributed $1,541,390 to holders of Class A Membership Units.

The following table sets forth the computation of basic and diluted income (loss) per unit for the periods ended:

	For the year ended December 31,
	2005	2004	2003
Numerator
Net income (loss) - basic and diluted	$(22,961)	$129,348	$648,107

Denominator
Weighted-average units outstanding - basic	10,000,000	10,000,000	10,000,000
Effect of potentially dilutive units	—	—	—

Units outstanding - diluted	10,000,000	10,000,000	10,000,000

Basic and diluted income (loss) per unit	$(0.002)	$0.013	$0.065

5.	Related Parties

The Manager of the Company is the same financial institution that holds the Company’s cash and cash equivalents.

EBS Pension, L.L.C.

Notes to Financial Statements

6.	Commitments and Contingencies

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

EBS Pension, L.L.C.

Notes to Financial Statements

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

As of December 31, 2005, the balance in the Company’s operating account was $1,481,952. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

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

ITEM 11—EXECUTIVE COMPENSATION

The Manager is to receive reasonable compensation for services rendered to and on behalf of the Company, as well as reimbursement for the reasonable expenses incurred in connection with the performance of its duties under the Members Agreement. With respect to services rendered during the year ended December 31, 2005, the Company accrued expenses of approximately $50,000 for services rendered by, and reimbursements due to, the Manager.

With respect to services rendered during the year ended December 31, 2004, 2003, 2002, 2001, 2000 and 1999, the Company accrued expenses of approximately $50,000 for services rendered by, and reimbursements due to, the Manager. With respect to services rendered during the year ended December 31, 1998, the Company paid approximately $64,000 for services rendered by, and reimbursements due to, the Manager. With respect to services rendered from the Inception Date to December 31, 1997, the Company did not accrue for such services rendered by the Manager, as this amount was not yet determined.

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

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1. The following financial statements and the report thereon of RubinBrown LLP are included in Item 8 of this report:

Report of Registered Public Accounting Firm

Balance Sheets as of December 31, 2005 and 2004

Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003

Statements of Changes in Members’ Equity for the Years Ended December 31, 2005, 2004, and 2003

Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003

Notes to Financial Statements

1. Financial Statement Schedules:

All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements and notes thereto.

(b)	Reports on Form 8-K.

On March 31, 2006, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated March 31, 2006	EBS PENSION, L.L.C. (Registrant)

	By:	WELLS FARGO BANK, N.A., in its capacity as Manager of EBS Pension, L.L.C.

		By:	/s/ Jeffery T. Rose
Jeffery T. Rose Vice President

Exhibit Index

Exhibit Number	Description	Location
2.1*	Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.	Incorporated by reference

3.1*	EBS Pension, L.L.C. Certificate of Formation	Incorporated by reference

3.2*	EBS Pension, L.L.C. Membership Agreement	Incorporated by reference

32	Certifications	Filed herewith

*	Incorporated by reference to the Company’s Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No. 000-24713)