Form 10-Q
period 2006-03-31
EBS PENSION LLC
filed 2006-05-15
CIK 1065923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

At May 13, 2006, there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EBS PENSION, L.L.C.

Statements of Operations

For the Three Month Periods

Ended March 31, 2006 and 2005

	2006	2005
	(unaudited)	(unaudited)
Income
Litigation income	$—	$—
Interest	27,445	13,393

Total income	$27,445	$13,393

Expenses
Manager fees	$12,500	$12,500
Transfer agent and administration fees	6,500	9,500
Accounting fees	7,500	7,500
Legal fees	500	300
Other	73	70

Total expenses	27,073	29,870

Net income (loss)	$372	$(16,477)

Net income (loss) per membership unit - basic and diluted	$0.000	$(0.002)

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Balance Sheets

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Cash and cash equivalents
Available for general operations	$1,490,543	$1,481,952
Returned member distributions	37,039	37,039
Available for anticipated cost of legal indemnification of officers	1,500,000	1,500,000
Interest receivable	9,950	8,452
Prepaid expenses	121	193

Total assets	$3,037,653	$3,027,636

Liabilities
Distribution payable	$37,039	$37,039
Accrued expenses	658,529	648,884

Total liabilities	695,568	685,923

Commitments and contingencies (Note 6)

Members’ equity
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at March 31, 2006 and December 31, 2005)	—	—
Paid-in capital	1,667,492	1,667,492
Retained earnings	674,593	674,221

Total members’ equity	2,342,085	2,341,713

Total liabilities and members’ equity	$3,037,653	$3,027,636

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statements of Changes in Members’ Equity

For the Periods Ended

March 31, 2006 and December 31, 2005

	Class A Membership Units	Paid-in Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2004	10,000,000	$1,667,492	$697,182	$2,364,674
Net loss	—	—	(22,961)	(22,961)

Balance, December 31, 2005	10,000,000	1,667,492	674,221	2,341,713
Net income (unaudited)	—	—	372	372

Balance, March 31, 2006 (unaudited)	10,000,000	$1,667,492	$674,593	$2,342,085

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005

	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$372	$(16,477)
Reconciliation of net income (loss) to cash flows provided by operating activities
Decrease in prepaid expenses	72	70
Increase in interest receivable	(1,498)	(1,392)
Increase in accrued expenses	9,645	24,100

Cash flows provided by operating activities	8,591	6,301

Net increase in cash and cash equivalents	8,591	6,301
Cash and cash equivalents at beginning of period	3,018,991	2,992,109

Cash and cash equivalents at end of period	$3,027,582	$2,998,410

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Notes to Financial Statements

March 31, 2006 and 2005 and December 31, 2005

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

At the end of 2005, EBS Litigation began preparations for its dissolution. The Company is preparing for the concurrent winding-up of its business and a final distribution to its members in accordance with the Members Agreement. In that connection, the Manager expects to make one or more distributions to the Class A Membership Unit holders in the fiscal year ending December 31, 2006, and to pay or provide for the anticipated remaining expenses, liabilities, and contingencies of the Company. The Company will make the appropriate filings with Delaware state authorities, federal and state authorities, and the United States Securities and Exchange Commission in connection with the dissolution.

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

Basis of Presentation

These financial statements include the accounts of the Company for the periods from January 1, 2005 through December 31, 2005, January 1, 2005 through March 31, 2005 (unaudited) and January 1, 2006 through March 31, 2006 (unaudited).

Cash and Cash Equivalents

Cash and cash equivalents consists of amounts held in an account in the Company’s name at a highly-rated financial institution, along with U.S. Treasury Securities purchased and held in the Company’s name with maturities of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

EBS PENSION, L.L.C.

Notes to Financial Statements

March 31, 2006 and 2005 and December 31, 2005

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

EBS PENSION, L.L.C.

Notes to Financial Statements

March 31, 2006 and 2005 and December 31, 2005

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

The following table sets forth the computation of basic and diluted income (loss) per unit for the periods ended:

	For the three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Numerator
Net income (loss) - basic and diluted	$372	$(16,477)

Denominator
Weighted-average units outstanding - basic	10,000,000	10,000,000
Effect of potentially dilutive units	—	—

Units outstanding - diluted	10,000,000	10,000,000

Basic and diluted income (loss) per unit	$0.000	$(0.002)

5.	Related Parties

The Manager of the Company is the same financial institution that holds the Company’s cash and cash equivalents.

EBS PENSION, L.L.C.

Notes to Financial Statements

March 31, 2006 and 2005 and December 31, 2005

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

EBS PENSION, L.L.C.

Notes to Financial Statements

March 31, 2006 and 2005 and December 31, 2005

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

EBS PENSION, L.L.C.

Notes to Financial Statements

March 31, 2006 and 2005 and December 31, 2005

As of March 31, 2006, the balance in the Company’s operating account was $1,490,543. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2005 through March 31, 2005 (unaudited), January 1, 2006 through March 31, 2006 (unaudited), and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2005. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On January 23, 1998, the Company received from Edison, Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2005, 2004, 2003, 2001, 2000, 1999 and 1998, the Company recognized $73,823, $21,905, $14,513, $30,000, $67,172, $80,314 and $321,488 of interest income, respectively. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the three month periods ended March 31, 2006 and 2005, the Company recognized $27,445 and $13,393 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve, (3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s general and administrative expenses consist primarily of fees payable to the Manager, the Registar, Transfer Agent and Paying Agent, and the Company’s lawyers, accountants, and auditors. The Company had expenses of $140,211, $157,791, $206,267, $209,380, $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. During the three month periods ended March 31, 2006 and 2005, the Company had expenses of $27,073 and $29,870, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units.

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

At December 31, 2005, the Company had cash and cash equivalents of approximately $3.0 million. At December 31, 2004, the Company had cash and cash equivalents of approximately $3.0 million. At December 31, 2003, the Company had cash and cash equivalents of approximately $2.8 million. At December 31, 2002, the Company had cash and cash equivalents of approximately $2.0 million. At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $39.4 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At March 31, 2006, the Company had cash and cash equivalents of approximately $3.0 million, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

At the end of 2005, EBS Litigation began preparations for its dissolution. The Company is preparing for the concurrent winding-up of its business and a final distribution to its members in accordance with the Members Agreement. In that connection, the Manager expects to make one or more distributions to the Class A Membership Unit holders in the fiscal year ending December 31, 2006, and to pay or provide for anticipated remaining expenses, liabilities, and contingencies of the Company. The Company will make the appropriate filings with Delaware state authorities, federal and state tax authorities, and the United States Securities and Exchange Commission in connection with the dissolution.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

Quarterly Comparison

Three Months ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total income for the three months ended March 31, 2006, was $27,445, compared to $13,393 for the three months ended March 31, 2005. This increase is due to the increase in interest income.

Total expenses decreased $2,797 due primarily to a decrease in transfer agent fees.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. As of March 31, 2006 an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

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

EBS PENSION, L.L.C.

By: WELLS FARGO BANK, N.A., in its capacity as Manager of EBS Pension, L.L.C.

By:	Jeffery T. Rose
Jeffery T. Rose Vice President

Date: May 15, 2006