Form 10-Q
period 2006-06-30
EBS PENSION LLC
filed 2006-08-14
CIK 1065923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At August 15, 2006, there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EBS PENSION, L.L.C.

Statements of Operations

For the Three and Six Month Periods

Ended June 30, 2006 and 2005

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income
Litigation income	$—	$—	$—	$—
Interest	31,453	16,729	58,898	30,122

Total income	31,453	16,729	58,898	30,122

Expenses
Manager fees	12,500	12,500	25,000	25,000
Transfer agent and administration fees	6,500	9,500	13,000	19,000
Accounting fees	7,500	7,500	15,000	15,000
Legal fees	—	—	500	300
Other fees	1,573	2,226	1,645	2,296

Total expenses	28,073	31,726	55,145	61,596

Net income (loss)	$3,380	$(14,997)	$3,753	$(31,474)

Net income (loss) per membership unit - basic and diluted	$0.000	$(0.001)	$0.000	$(0.003)

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Balance Sheets

June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and cash equivalents
Available for general operations	$1,499,571	$1,481,952
Returned member distributions	37,039	37,039
Available for anticipated cost of legal indemnification of officers	1,500,000	1,500,000
Interest receivable	10,640	8,452
Prepaid expenses	48	193

Total assets	$3,047,298	$3,027,636

Liabilities
Distribution payable	$37,039	$37,039
Accrued expenses	664,793	648,884

Total liabilities	701,832	685,923

Commitments and contingencies (Note 6)

Members’ equity
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at June 30, 2006 and December 31, 2005)	—	—
Paid-in capital	1,667,492	1,667,492
Retained earnings	677,974	674,221

Total members’ equity	2,345,466	2,341,713

Total liabilities and members’ equity	$3,047,298	$3,027,636

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statements of Changes in Members’ Equity

For the Periods Ended

June 30, 2006 and December 31, 2005

	Class A Membership Units	Paid-in Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2004	10,000,000	$1,667,492	$697,182	$2,364,674

Net loss	—	—	(22,961)	(22,961)

Balance, December 31, 2005	10,000,000	1,667,492	674,221	2,341,713

Net income (unaudited)	—	—	3,753	3,753

Balance, June 30, 2006 (unaudited)	10,000,000	$1,667,492	$677,974	$2,345,466

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$3,753	$(31,474)
Reconciliation of net income (loss) to cash flows provided by operating activities
Decrease in prepaid expenses	145	140
Increase in interest receivable	(2,188)	(2,049)
Increase in accrued expenses	15,909	11,139

Cash flows provided by (used in) operating activities	17,619	(22,244)

Net increase (decrease) in cash and cash equivalents	17,619	(22,244)

Cash and cash equivalents at beginning of period	3,018,991	2,992,109

Cash and cash equivalents at end of period	$3,036,610	$2,969,865

The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.

Notes to Financial Statements

June 30, 2006 and 2005 and December 31, 2005

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

At the end of 2005, EBS Litigation, L.L.C. began preparations for its dissolution. The Company is preparing for the concurrent winding-up of its business and a final distribution to its members in accordance with the Members Agreement. In that connection, the Manager expects to make one or more distributions to the Class A Membership Unit holders in the fiscal year ending December 31, 2006, and to pay or provide for the anticipated remaining expenses, liabilities, and contingencies of the Company. The Company will make the appropriate filings with Delaware state authorities, federal and state authorities, and the United States Securities and Exchange Commission in connection with the dissolution.

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

Basis of Presentation

These financial statements include the accounts of the Company for the periods from January 1, 2005 through December 31, 2005, January 1, 2005 through June 30, 2005 (unaudited), January 1, 2006 through June 30, 2006 (unaudited), April 1, 2005 through June 30, 2005 (unaudited) and April 1, 2006 through June 30, 2006 (unaudited).

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

EBS PENSION, L.L.C.

Notes to Financial Statements

June 30, 2006 and 2005 and December 31, 2005

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

In June 2000, $37,039 of proceeds distributed to Members in February 1998 was returned, as the checks issued did not clear the bank. The $37,039 is held by the Company and is available for the respective members to claim. These funds will eventually escheat to the state in which they were distributed according to that state’s statutory period for unclaimed property.

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

EBS PENSION, L.L.C.

Notes to Financial Statements

June 30, 2006 and 2005 and December 31, 2005

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

The following table sets forth the computation of basic and diluted income (loss) per unit for the periods ended:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income (loss) - basic and diluted	$3,380	$(14,997)	$3,753	$(31,474)

Denominator
Weighted-average units outstanding - basic	10,000,000	10,000,000	10,000,000	10,000,000
Effect of potentially dilutive units	—	—	—	—

Units outstanding - diluted	10,000,000	10,000,000	10,000,000	10,000,000

Basic and diluted income (loss) per unit	$0.000	$(0.001)	$0.000	$(0.003)

5.	Related Parties

The Manager of the Company is the same financial institution that holds the Company’s cash and cash equivalents.

6.	Commitments and Contingencies

On March 9, 1999, Edison filed for protection under Chapter 11 of the Bankruptcy Code (the “Petition Date”). Prior to the Petition Date, Edison had not yet released the Pension Plan Tax Reserve to the Company. Therefore, Edison’s

EBS PENSION, L.L.C.

Notes to Financial Statements

June 30, 2006 and 2005 and December 31, 2005

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

EBS PENSION, L.L.C.

Notes to Financial Statements

June 30, 2006 and 2005 and December 31, 2005

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

As of June 30, 2006, the balance in the Company’s operating account was $1,499,571. Following satisfaction of administrative expenses, any funds remaining on deposit will be made available for distribution to holders of Class A Membership Units in the Company. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2005 through June 30, 2005 (unaudited), January 1, 2006 through June 30, 2006 (unaudited), and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2005. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On January 23, 1998, the Company received from Edison, Pension Plan Proceeds totaling approximately $44.0 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2005, 2004, 2003, 2001, 2000, 1999 and 1998, the Company recognized $73,823, $21,905, $14,513, $30,000, $67,172, $80,314 and $321,488 of interest income, respectively. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the six month periods ended June 30, 2006 and 2005, the Company recognized $58,898 and $30,122 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve, (3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s general and administrative expenses consist primarily of fees payable to the Manager, the Registar, Transfer Agent and Paying Agent, and the Company’s lawyers, accountants, and auditors. The Company had expenses of $140,211, $157,791, $206,267, $209,380, $144,429, $212,141, $219,450, $256,064 and $51,910 for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and for the period ended December 31, 1997, respectively. During the six month periods ended June 30, 2006 and 2005, the Company had expenses of $55,145 and $61,596, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units.

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

At December 31, 2005, the Company had cash and cash equivalents of approximately $3.0 million. At December 31, 2004, the Company had cash and cash equivalents of approximately $3.0 million. At December 31, 2003, the Company had cash and cash equivalents of approximately $2.8 million. At December 31, 2002, the Company had cash and cash equivalents of approximately $2.0 million. At December 31, 2001, 2000 and 1999, the Company had cash and cash equivalents of approximately $1.9 million. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.8 million, after approximately $39.4 million was distributed to holders of Class A Membership Units in 1998. At December 31, 1997, the Company had no cash or cash equivalents. At June 30, 2006, the Company had cash and cash equivalents of approximately $3.0 million, including the unclaimed funds discussed in Note 3 to the financial statements. When determining the amount and timing of distributions, the Manager considered, among other things, (1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

In September 2004, the Company filed a motion with the Bankruptcy Court to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. As mentioned above, Section 1.4 of the Company’s Members Agreement originally limited the Company’s existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2004, the Bankruptcy Court granted the Company’s motion to extend the existence of the Company for an additional two-year term. The current term for the Company’s existence will expire on September 19, 2006.

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

Quarterly Comparison

Three and Six Months ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

Total income for the three months ended June 30, 2006, was $31,453, compared to $16,729 for the three months ended June 30, 2005. This increase is due to the increase in interest income.

Total income for the six months ended June 30, 2006, was $58,898, compared to $30,122 for the six months ended June 30, 2005. This increase is due to the increase in interest income.

Total expenses for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, decreased by $3,653, due primarily to a decrease in transfer agent fees.

Total expenses for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, decreased by $6,451, due primarily to a decrease in transfer agent fees.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. As of June 30, 2006 an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

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

On May 15, 2006, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBS PENSION, L.L.C.

By:	WELLS FARGO BANK, N.A.,
in its capacity as Manager of EBS Pension, L.L.C.

By:	/s/ Jeffery T. Rose
Jeffery T. Rose
Vice President

Date: August 14, 2006